Form 10-Q
period 1997-06-30
PROGENITOR INC
filed 1997-09-19
CIK 936537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 1997

                        Commission file number 000-21215


                                PROGENITOR, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                          31-1344193
(State or other jurisdiction                        (I.R.S.employer
of incorporation or organization)                identification number)


                              4040 CAMPBELL AVENUE
                              MENLO PARK, CA 94025
                                 (650) 617-0880
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  ______  No       X



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                          Outstanding at September 15, 1997
            -----                          ---------------------------------
   Common Stock, $.001 par value                    13,401,731 shares

                                PROGENITOR, INC.

                                     INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Balance Sheets -
                     June 30, 1997 and September 30, 1996                                          3

                 Statements of Operations -
                     3 months and 9 months ended June 30, 1997 and June 30, 1996,
                     and May 8, 1992 (Date of Inception) to June 30, 1997                          4

                 Statements of Cash Flows -
                     9 months ended June 30, 1997 and June 30, 1996,
                     and May 8, 1992 (Date of Inception) to June 30, 1997                          5

                 Notes to Financial Statements                                                     6

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and  Results of Operations                                                        8

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     34

Item 2.      Changes in Securities and Use of Proceeds                                             34

Item 3.      Defaults upon Senior Securities                                                       36

Item 4.      Submission of Matters to a Vote of Security Holders                                   36

Item 5.      Other Information                                                                     36

Item 6.      Exhibits and Reports on Form 8-K                                                      36

Signatures                                                                                         37

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------




                                     ASSETS

                                                                 JUNE 30, 1997      SEPTEMBER 30,
                                                                  (UNAUDITED)           1996
                                                                 --------------------------------
Current assets:
     Cash and cash equivalents                                   $     49,907        $     22,315
     Accounts receivable                                              175,498             175,498
     Prepaid expenses and other current assets                        176,325             120,827
                                                                 --------------------------------
         Total current assets                                         401,730             318,640
                                                                 --------------------------------

Property and equipment, at cost:                                    1,953,729           1,216,219
     Less accumulated depreciation                                   (896,001)           (674,847)
                                                                 --------------------------------
                                                                    1,057,728             541,372

Notes receivable from officers, net                                    58,286              59,645
Convertible bridge promissory note                                  3,244,895                  --
Deferred offering and acquisition costs                             2,132,141                  --
                                                                 --------------------------------
         Total assets                                            $  6,894,780        $    919,657
                                                                 ================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                            $    846,245        $    446,915
     Accrued expenses                                               2,239,375           1,361,615
     Capital lease obligations - current                              368,926             265,155
                                                                 --------------------------------
         Total current liabilities                                  3,454,546           2,073,685
                                                                 --------------------------------


Note payable - parent                                               8,738,783           3,443,050
Convertible debenture - parent                                        504,949             475,677
Bridge loan - parent                                                3,246,834
Capital lease obligations                                             563,314              91,706
                                                                 --------------------------------
         Total liabilities                                         16,508,426           6,084,118
                                                                 --------------------------------


Commitments and contingencies

Stockholders' deficit:
     Preferred stock, Series A, $.01 par value: 2,120,000
         shares authorized; 2,020,496 shares issued and
         outstanding as of June 30, 1997 and September 30,
         1996                                                          20,205              20,205

     Preferred stock, Series B, $.01 par value: 880,000
         shares authorized; 349,000 shares issued and
         outstanding as of June 30, 1997 and September 30,
         1996                                                           3,490               3,490

     Common stock, Class A, $.001 par value: 39,000,000
         shares authorized; 2,887,217 and 2,885,904 shares
         issued and outstanding as of June 30, 1997 and
         September 30, 1996, respectively                               2,887               2,886

     Additional paid-in capital                                    14,972,322          14,966,792
     Deficit accumulated during development stage                 (24,612,550)        (20,157,834)
                                                                 --------------------------------
         Total stockholders' deficit                               (9,613,646)         (5,164,461)
                                                                 --------------------------------
         Total liabilities and stockholders' deficit             $  6,894,780        $    919,657
                                                                 ================================









    The accompanying notes are an integral part of the financial statements.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                   MAY 8, 1992
                                                                                                                     (DATE OF
                                               THREE MONTHS ENDED                   NINE MONTHS ENDED               INCEPTION)
                                                  JUNE 30,                              JUNE 30,                    TO JUNE 30,
                                    --------------------------------------------------------------------------------------------
                                         1997               1996                 1997               1996                1997
                                    --------------------------------------------------------------------------------------------
 Revenues                           $    232,120        $    237,608        $  1,091,487        $  1,149,570        $  5,245,239
 Operating expenses:
  Research and development             1,147,244             952,741           3,297,623           2,658,473          19,402,413
  General and administrative             469,065             476,738           1,695,125           1,167,274           7,481,608
                                    --------------------------------------------------------------------------------------------
    Total operating expenses           1,616,309           1,429,479           4,992,748           3,825,747          26,884,021
                                    --------------------------------------------------------------------------------------------

 Nonrecurring expense                                                                                                    973,525

 Interest expense:
  Capital lease                           17,317              12,896              39,648              48,188             205,937
  Debt to parent                         249,062              34,492             513,807              55,933           1,794,306
                                    --------------------------------------------------------------------------------------------
    Net loss                        $ (1,650,568)       $ (1,239,259)       $ (4,454,716)       $ (2,780,298)       $(24,612,550)
                                    ============================================================================================
 Net loss per share                 $      (0.57)       $      (0.43)       $      (1.53)       $      (0.97)
                                    =========================================================================
 Shares used in computing net
   loss per share                      2,919,982           2,885,544           2,919,326           2,856,962
                                    =========================================================================

















    The accompanying notes are an integral part of the financial statements.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------



                                                                               NINE MONTHS ENDED           MAY 8, 1992 (DATE OF
                                                                                     JUNE 30,             INCEPTION) TO JUNE 30,
                                                                         -------------------------------------------------------
                                                                              1997                 1996               1997
                                                                         -------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $ (4,454,716)       $ (2,780,298)       $(24,612,550)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            221,154             216,790           1,262,908
     Gain on sale of equipment                                                     --             (30,729)            (23,247)
     Noncash expense for antidilution stock issuances                              --                  --             376,680
     Changes in operating assets and liabilities:
       Notes receivable officers, net                                           1,359             (33,488)            (58,286)
       Accounts receivable                                                         --               6,134            (175,498)
       Accounts receivable - parent                                                --             131,600                  --
       Prepaid expenses and other current assets                              (55,498)           (151,440)           (176,325)
       Accounts payable                                                       399,330             164,770             719,984
       Accrued expenses                                                      (195,670)           (284,130)          1,165,945
       Accrued interest - parent                                              513,807              55,933           1,766,359
                                                                         -------------------------------------------------------
     Cash used in operating activities                                     (3,570,234)         (2,704,858)        (19,754,030)
                                                                         -------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                        (206,217)            (73,599)         (1,693,834)
   Proceeds from sale of equipment                                                 --              54,000              54,000
   Advances under convertible bridge promissory note                       (3,244,895)                 --          (3,244,895)
                                                                         -------------------------------------------------------
     Cash used in investing activities                                     (3,451,112)            (19,599)         (4,884,729)
                                                                         =======================================================

Cash flows from financing activities:
   Proceeds from note payable - parent                                      4,813,137           1,742,677          19,670,671
   Proceeds from convertible debenture - parent                                    --                  --             436,740
   Proceeds from bridge loan - parent                                       3,244,895                  --           3,244,895
   Deferred offering and acquisition costs                                 (1,058,711)           (450,252)         (1,058,711)
   Proceeds from issuance of stock, net                                         5,531             351,126           1,994,125
   Proceeds from sale leaseback                                               295,381             117,325           1,163,079
   Principal payments on capital lease obligation                            (251,295)           (182,142)           (762,133)
                                                                         -------------------------------------------------------
      Cash provided by financing activities                                 7,048,938           1,578,734          24,688,666
                                                                         -------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                     27,592          (1,145,723)             49,907
                                                                         -------------------------------------------------------
Cash and cash equivalents, beginning of period                                 22,315           1,173,743                  --
                                                                         -------------------------------------------------------

      Cash and cash equivalents, end of period                           $     49,907        $     28,020        $     49,907
                                                                         =======================================================

Supplemental disclosure of cash flow information:
   Cash paid for interest, net                                           $     39,648        $     48,188        $    205,937
                                                                         =======================================================




    The accompanying notes are an integral part of the financial statements.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.  Basis of Presentation

         Progenitor, Inc. ("Progenitor" or the "Company"), a Delaware corporation, is a functional genomics company engaged in the discovery and functional characterization of genes to identify therapeutic targets for the treatment of major diseases.

         The unaudited financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's initial public offering (the "Offering") prospectus dated August 6, 1997. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

         The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per share ("SFAS 128") in the quarter ending December 31, 1997. SFAS 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods presented will be restated to conform to the provisions of SFAS 128.
Management has not determined the effect of adopting SFAS 128.

2.  Net Loss per Share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued at prices below the Offering price during the 12 months immediately preceding the filing date of an Offering have been included in the calculation as if they were outstanding for all periods presented prior to and including the date of the Offering (using the treasury stock method and an Offering price of $7.00 per unit, with $5.375 of such price allocated to each share of common stock).

3.  Subsequent Events

         In July 1997, the Company entered into an option agreement with Interneuron Pharmaceuticals, Inc. ("Interneuron") on the Company's Del-1 gene discovery. Under the agreement, Interneuron received a right of first refusal to acquire an exclusive royalty-bearing

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



right to manufacture, use and sell the technology on terms to be negotiated.
In the event the Company grants such rights to a third party, the Company must share fees, milestone payments and royalties with Interneuron. Should the Company develop and sell the technology independently, the Company will pay Interneuron royalties on net sales. The option agreement terminates upon the expiration of the last to expire of any issued patent that might issue relating to the licensed technology, or upon the conclusion of a license agreement with Interneuron. In exchange for receiving the option, Interneuron paid the Company $1 and relinquished its right to receive certain minimum returns on its Series A Preferred Stock through the quarter which ended April 7, 1997. This relinquishment made by Interneuron may be deemed taxable to the Company.

         In July 1997, the Company amended and restated its Certificate of Incorporation to give effect to a 1-for-2 reverse-stock split. All references to common shares, underlying stock options, warrants and per share data have been restated to reflect the reverse stock split.

         In August 1997, the Company and Interneuron entered into an agreement whereby Interneuron agreed to forgive effective immediately prior to consummation of the Offering a convertible debenture, a Note, and a Bridge Loan payable to Interneuron. The total balance forgiven, including accrued interest, was approximately $13.9 million. Interneuron also agreed to forgive effective immediately prior to consummation of the Offering all remaining minimum adjustments to the conversion ratio of the Company's Series A Preferred Stock that had not been previously relinquished.

         In August 1997, the Company purchased Mercator Genetics, Inc. ("Mercator") for approximately $22.0 million in common stock (the "Acquisition"). The Acquisition occurred simultaneously in connection with the Offering. A Convertible Bridge Promissory Note payable to the Company by Mercator, with a balance of $3.8 million upon the date of the Acquisition, became part of the purchase price consideration for Mercator. The Company incurred approximately $1.9 million in legal, accounting, printing and related costs to complete the Acquisition, and assumed approximately $3.0 million in Mercator liabilities.

         In August 1997, the Company completed an Offering for 2,750,000 units at $7.00 per unit, resulting in net proceeds to the Company of approximately $16.4 million. Each unit consists of one share of the Company's common stock, par value $0.001 per share, and one Warrant to purchase one share of common stock. The units separated immediately upon issuance. All outstanding shares of Series A and B Preferred Stock were automatically converted into shares of common stock upon the closing of the Offering. Simultaneously with the initial closing of the Offering, the Company sold 1,023,256 shares of common stock to Amgen Inc. for $5.375 per share, in exchange for $4.5 million in cash and a $1.0 million promissory note, and sold 25,000 shares of common stock at $2.69 per share to the Ohio University Foundation for $67,000 in cash, pursuant to a stock purchase right. In September 1997, the Underwriters exercised a portion of the over-allotment option granted to them in connection with the Offering and purchased an additional 125,000 units at $7.00 per unit, resulting in net proceeds to the Company of approximately $800,000.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Progenitor, Inc., ("Progenitor" or the "Company"). This discussion and analysis should be read in conjunction with the Company's Unaudited Financial Statements and Notes thereto included herein and with the Financial Statements and Notes thereto included in the Company's Prospectus dated August 6, 1997, relating to the Company's initial public offering (the "Prospectus").

         In addition to historical information, the following management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. These forward-looking statements include but are not limited to statements regarding: future sources of revenue; uncertainty of product development; uncertainty of additional funding; use of the proceeds of the Offering; costs of the Acquisition; and liquidity and capital resources. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties relating to the technological approaches of the Company; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of additional funding; dependence on collaborators and licensees; intense competition and rapid technological change; uncertainty of patents and proprietary rights; management of growth, and risks of acquiring new technologies; risks associated with the acquisition of Mercator; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; control of the Company by, and potential conflicts of interest with, Interneuron; uncertainty of health care reform measures and third-party reimbursement; risk of product liability; no trading market prior to the Offering, no assurance of an active trading market and potential volatility of trading prices; possible delisting from the Nasdaq National Market and market illiquidity; redemption of Warrants; current prospectus required to exercise the Warrants; anti-takeover considerations; hazardous and radioactive materials and environmental matters; management discretion as to use of proceeds of the Offering; and the absence of dividends. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. These and other risks and uncertainties related to the Company's business are described in detail in the Prospectus and below in " -- Factors That May Affect the Company's Future Results and the Market Price of the Company's Securities."

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

         A development stage company, Progenitor was incorporated in February 1992 and commenced operations in May 1992. Progenitor has devoted substantially all of its resources since inception to research and development programs. To date, all of Progenitor's revenues have resulted from payments from collaborators and licensees and a grant from the U.S. Department of Commerce's National Institute of Standards and Technology Advanced Technology Program ("ATP") that was awarded to Progenitor in November 1994. Royalties, payments from collaborators, license fees, payments under governmental grants and investment income, in each case, if any, are expected to be the only sources of revenue for the foreseeable future. Certain payments under collaborative and license arrangements are contingent upon the Company meeting certain milestones. Payments under collaborative or licensing arrangements, if any, will be subject to significant fluctuation in both timing and amount and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company has not yet received any royalties or other revenues from the sale of products or services and does not expect to receive any revenues from sales of products for the next several years, if at all. As of June 30, 1997, Progenitor had a total stockholders' deficit of $9.6 million, including an accumulated deficit of $24.6 million.

         Significant discovery, research and development efforts will be required prior to the time any of the Company's gene discoveries may lead to product candidates or result in products that may be brought to the market, if at all. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, if at all, even if any are successfully developed and proven safe and effective. Significant additional research and development efforts and extensive preclinical studies and clinical trials will be required prior to submission of any regulatory application for commercial use. See
" -- Factors That May Affect the Company's Future Results and the Market Price of the Company's Securities -- Uncertainty of Product Development."

         Interneuron Pharmaceuticals, Inc. ("Interneuron") provided the initial funding of Progenitor and had invested $21.9 million in Progenitor in equity and debt financings through June 30, 1997. Interneuron has no obligation to invest any additional funds in the Company, and the Company does not expect Interneuron to do so. Progenitor raised an additional $1.6 million in net proceeds through a private placement of Preferred Stock in fiscal 1995. In August 1997, the Company completed an initial public offering (the "Offering") of 2,750,000 units (the "Units"). Each Unit consists of one share of the Company's Common Stock, par value $0.001 per share ("Common Stock"), and one Warrant to purchase one share of Common Stock ("Warrant"). The Units separated immediately upon issuance. Simultaneously with the closing of the Offering, the Company sold 1,023,256 shares of Common Stock to Amgen Inc. (the "Amgen Shares") for $5.375 per share pursuant to a stock purchase agreement, and 25,000 shares of Common Stock to The Ohio University Foundation for $2.69 per share, pursuant to a stock

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


purchase right. See " -- The Offering." The Company intends to seek additional funding through public or private equity or debt financing and collaborative and license arrangements. There can be no assurances, however, that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. See " -- Factors That May Affect the Company's Future Results and the Market Price of the Company's Securities -- Need For Additional Capital; Uncertainty of Additional Funding."

         On February 14, 1997, Progenitor entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") with Mercator Genetics, Inc. ("Mercator"), whereby a wholly-owned subsidiary of Progenitor was to merge with and into Mercator (the "Acquisition"). The Acquisition was completed in August 1997, simultaneously with the closing of the Offering. Pursuant to the Acquisition, Progenitor issued 3,443,337 shares of Common Stock in exchange for all outstanding shares of Mercator stock.

    The Offering

         In August 1997, the Company completed the Offering. The net proceeds to the Company of the Offering were approximately $16.4 million. In addition, in September 1997, the Underwriters of the Offering exercised a portion of the over-allotment option granted to them in connection with the Offering and purchased an additional 125,000 Units, resulting in net proceeds to the Company of approximately $800,000. The Company intends to use the net proceeds of the Offering, together with the $4.6 million in cash proceeds received from sale of the Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, primarily for research and development. In addition, the Company intends to use a portion of such net proceeds as follows: (i) approximately $1.0 million to pay expenses relating to employee benefit and retention plans relating to the Acquisition; and (ii) approximately $1.0 million relating to legal, accounting and other costs relating to the Acquisition and related Form S-4 registration statement. The Company expects to consolidate its operations in California, and, in connection with such consolidation, to use approximately $2.5 million of such net proceeds to facilitate employee relocation, and $500,000 of such net proceeds for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. The Company anticipates using the balance of such net proceeds for the expansion or upgrade of facilities, acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies.

         The Company's Series A and Series B Preferred Stock was automatically converted into Common Stock upon the Closing of the Offering into a total of 3,074,767 shares of Common Stock. The terms of the Series A and Series B Preferred Stock provided that, upon such an offering, the conversion ratio would be adjusted so that the holders would receive a minimum return of 35% annually, commencing July 7, 1995.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Interneuron relinquished its right to seven minimum return adjustments on its shares of Series A Preferred Stock, of which it is the sole holder, in exchange for an option agreement dated as of July 2, 1997 related to the Company's Del-1 protein discovery ("Del-1"). As a result of the option agreement, Interneuron relinquished its right to receive minimum return adjustments on its Series A Preferred Stock through April 7, 1997. See "-- Interneuron Option Agreement."

         Interneuron also agreed to recapitalize a portion of its investment in the Company such that (i) Interneuron was not be entitled to receive the remaining minimum return adjustments to the conversion ratio of the Company's Series A Preferred Stock; and (ii) Interneuron contributed to the Company's capital all outstanding balances of intercompany loans from Interneuron to Progenitor.

         In addition to these agreements, Interneuron purchased 500,000 Units in the Offering. As a result, Interneuron beneficially owns approximately 37% of the Company's Common Stock. Accordingly, Interneuron is and may continue to be the Company's largest stockholder. See "-- Factors That May Affect the Company's Future Results and the Market Price of the Company's Securities -- Control of Company By, and Potential Conflicts of Interest With, Interneuron."

         Upon the closing of the Offering, the minimum return adjustments on the Series A and Series B Preferred Stock were treated for accounting purposes as a dividend to the preferred holders in the form of 435,121 additional shares of Common Stock to be issued, and 1,850,163 shares of Common Stock the issuance of which was relinquished or contributed to the capital of the Company by Interneuron. In accordance with generally accepted accounting principles, this dividend will increase the net loss attributable to holders of Common Stock by approximately $12.3 million for the year ended September 30, 1997.

    Effects of Acquisition and Offering

         In connection with the Acquisition, the Company expects to incur several nonrecurring charges in the quarter ended September 30, 1997, which in the aggregate are currently estimated to be approximately $31.0 million, including the write-off of $27.0 million in costs related to the purchase of in-process research and development, $1.0 million for severance, retention and bonus programs, $2.5 million to facilitate employee relocation, and $500,000 for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. Factors that could increase such costs include any unexpected employee turnover, unforeseen delays in consolidating duplicate facilities once the Acquisition has been completed and the associated costs of hiring temporary employees and consultants, and

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


any additional fees and charges to obtain consents, regulatory approvals or permits. As a result of the Acquisition, the Company added approximately 35 new employees, and therefore expects substantial increases in the costs of salaries, benefits, laboratory supplies and incidental items in future periods. In addition, the Company will likely incur material additional costs associated with being a public reporting entity. Such increases in costs will primarily relate to communication with stockholders, insurance and annual financial reporting costs. See " -- Factors That May Affect the Company's Future Results and the Market Price of the Company's Securities -- Risks Associated with the Acquisition of Mercator."

    Interneuron Option Agreement

         Interneuron relinquished its right to seven minimum return adjustments on its shares of Series A Preferred Stock, of which it is the sole holder, in exchange for an option agreement dated as of July 2, 1997 related to Del-1. Pursuant to this option agreement, Interneuron received a right of first refusal to acquire an extensive, worldwide license to manufacture, use and sell certain technology related to Del-1 on terms to be negotiated. In the event that Progenitor grants such rights to a third party, the Company must share fees, milestone payments and royalties with Interneuron. Should the Company develop and sell the technology independently, the Company will pay Interneuron royalties on net sales. Thus, should the Company license or sell the technology to a third party, royalty payments will be paid to Interneuron. Because the amount of revenue to be shared or royalties to be paid depends upon the future development and success of the technology and the structure of any future sale or license agreement, it is not currently possible to estimate the future effect of the option on the Company. The Company is not required to pursue the development of Del-1 and does not expect the payments to be made to Interneuron if Del-1 is successfully developed to be material to its total cost of developing Del-1. In addition, Del-1 is only one of a number of discoveries generated from the Company's genomics system.

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1996 and 1997

         Revenues for the three months ended June 30, 1996 and 1997 were $238,000 and $232,000, respectively. These revenues consist primarily of revenues recognized under the Company's ATP grant.

         Research and development expense increased from $953,000 to $1.1 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1997. The increase is largely due to costs associated with additional sponsored research agreements entered into during the three months ended June 30, 1997, as well as due to the addition of scientific staff and annual salary increases.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         General and administrative expenses decreased slightly from $477,000 for the three months ended June 30, 1996 to $469,000 for the three months ended June 30, 1997. The decrease is due to legal fees that were incurred related to the Offering that were capitalized. In addition, legal fees incurred related to general corporate activities were lower.

         Interest expense increased from $47,000 for the three months ended June 30, 1996 to $266,000 for the three months ended June 30, 1997. The increase is due to the increased borrowings under the promissory note payable to Interneuron.

    Nine Months Ended June 30, 1996 and 1997

         Revenues for the nine months ended June 30, 1996 and 1997 were $1.1 million. For the first nine months of 1996, Progenitor recognized $500,000 in revenues pursuant to the collaboration agreement with Chiron, and also recognized revenues totaling $576,000 under the Company's ATP grant. For the first nine months of fiscal 1997, Progenitor recognized $500,000 in revenue as a result of entering into a license agreement with Amgen, and $527,000 of revenues related to Progenitor's ATP grant.

         Research and development expense increased from $2.7 million for the nine months ended June 30, 1996 to $3.3 million for the nine months ended June 30, 1997. The increase was due to the addition of scientific staff and related recruiting costs, annual salary increases, costs associated with additional sponsored research agreements entered into during September 1996, and increased costs and expenses associated with patent filings and license and collaborative agreements in process.

         General and administrative expenses increased from $1.2 million for the nine months ended June 30, 1996 to $1.7 million for the nine months ended June 30, 1997. The increase is due primarily to new administrative personnel, and overall salary increases.

         Interest expense increased from $104,000 for the nine months ended June 30, 1996 to $553,000 for the nine months ended June 30, 1997, primarily as a result of increased borrowings under the promissory note payable to Interneuron.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had cash balances of $50,000. Since inception, the Company has received revenues of approximately $5.2 million from corporate collaborators, licensees and government grants. In addition, the company raised approximately $2.0 million in private financings, and $1.2 million in sale-leaseback transactions. The remainder of the Company's cash needs of $21.9 million have been satisfied by debt and equity financings from
Interneuron, provided on an as-needed basis.    As a result of the Offering and
the sale of the Amgen Shares, the Company has available cash balances of approximately $20.9 million as of

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


September 15, 1997. The Company has not received financing from Interneuron since the Offering, nor does it expect to receive additional financing from Interneuron in the future.

         The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in collaborative or license agreements, if any, and expand administrative capabilities. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents, together with the net proceeds from the Offering, the proceeds from the sale of the Amgen Shares, and the interest income earned on such proceeds (collectively, the "Proceeds"), will be sufficient to meet its funding requirements for approximately the next 17 months. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that such Proceeds will be sufficient to meet its funding requirements for its primary research programs for approximately the next 17 months, the Company will be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, in the future or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or obtain other funding. There can be no assurance that any such corporate collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. There can be no assurance, however, that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate. The Company's future funding requirements will depend on many factors, including any expansion or acceleration of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products and technologies or businesses, if any; the Company's ability to establish and maintain corporate relationships and academic collaborations; the Company's ability to integrate the operations of Mercator; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from any current or future collaborative and licensing arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals, if any; and other factors. To the extent undertaken by the Company, the time and costs involved in conducting preclinical studies and clinical trials, seeking regulatory approvals, and scaling-up manufacturing and commercialization activities also would increase the Company's funding requirements.

         The Company will need to raise substantial additional capital to fund operations. Prior to the Offering, Interneuron funded substantially all of Progenitor's operations. Interneuron, however, is under no obligation to provide, and the Company does not expect that Interneuron will provide, any additional funds in the future. The Company intends to seek additional funding through public or private equity or debt financing and collaborative arrangements. There can be

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


no assurance that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. In addition, in the event that additional funds are obtained through collaborative or license arrangements, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or cease operations. See
" -- Factors That May Affect the Company's Future Results and the Market Price of the Company's Securities -- Need For Additional Capital; Uncertainty of Additional Funding."

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes an alternative method of accounting for employee stock compensation plans based on a fair value methodology. However, the statement allows an entity to continue to use the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will adopt the disclosure requirements of SFAS No. 123 in fiscal year 1997, but will elect to continue to measure compensation cost following the accounting prescribed in APB Opinion No. 25.



FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS AND THE MARKET PRICE OF THE COMPANY'S SECURITIES

         Uncertainties Relating to the Technological Approaches of the Company. To date, the Company has not developed or commercialized any products. There can be no assurance that the Company's genomics approaches will enable it to discover genes with functions relevant to the treatment of diseases. There is limited scientific understanding relating to the role of genes in diseases and relatively few products based on genetic discoveries have been developed and commercialized to date. Accordingly, even if the Company is successful in identifying genes associated with specific diseases, there can be no assurance that the Company will be successful in marketing its discoveries to biopharmaceutical firms for use in the development of therapeutic and diagnostic products or that any such resulting products will be commercialized successfully.

         The development of products based on the Company's discoveries also will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibility that any such products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals; that any such products will be difficult to manufacture on a commercial scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company or its licensees and collaborators from marketing any such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that the Company's research and development activities or those of its

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


licensees and collaborators will result in any commercially viable products. See "-- Uncertainty of Patents and Proprietary Rights."

         Genomics, biotechnology, developmental biology, disease genetics and pharmaceutical technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Rapid technological developments by the Company or others may result in the Company's technologies becoming obsolete before the Company recovers any expenses it incurs in connection with its related development programs. See "--Intense Competition; Rapid Technological Change."

         History of Operating Losses; Anticipation of Future Losses.
Progenitor is a development stage company that commenced operations in May 1992. As of June 30, 1997, Progenitor had an accumulated deficit of approximately $24.6 million and a working capital deficit of approximately $3.1 million and is continuing to incur losses. In connection with the Acquisition, the Company expects to incur several nonrecurring charges in the quarter and fiscal year ending September 30, 1997 which in the aggregate are currently estimated to be approximately $31.0 million, including the write-off of costs related to the purchase of in-process research and development, severance, employee retention and relocation, other employee benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. These amounts are preliminary estimates only and could be materially higher. Factors that could increase such costs include any unexpected employee turnover, unforeseen delays in addressing duplicate facilities once the Acquisition has been completed and the associated costs of hiring temporary employees and consultants, and any additional fees and charges to obtain consents, regulatory approvals or permits. In addition, there can be no assurance that the Company will not incur additional charges in subsequent periods to reflect other costs associated with the Acquisition or from the integration of operations after the Acquisition. Neither the Company nor any of its collaborative partners or licensees has yet developed products that have generated any revenues to the Company or entered clinical trials that would lead to revenues to the Company if successful. To date, all of the Company's revenues have resulted from payments from collaborative and license agreements and a development grant from a governmental agency. The Company expects to incur substantial additional losses over the next several years as it expands its research and development activities. Payments from collaborators and licensees, payments under governmental grants and investment income are expected to be the only sources of revenue for the foreseeable future. The Company has not yet generated any revenues from the achievement of milestones under its corporate agreements. Royalties or other revenues from commercial sales of products, if any, are not expected for a number of years. To achieve profitable operations, the Company, alone or with others, must successfully discover and functionally characterize medically relevant genes and thereafter use these discoveries to develop products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. There can be no assurance that any of these requirements will be met. The time

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


required to reach or sustain profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter. See " -- Risks Associated with the Acquisition of Mercator."



         Uncertainty of Product Development. Significant discovery, research and development efforts will be required prior to the time any of the Company's gene discoveries may lead to product candidates or result in products that may be brought to the market. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years. Significant additional research and development efforts and extensive preclinical studies and clinical trials will be required prior to submission of any regulatory application for commercial use. There can be no assurance that the Company or any collaborator or licensee will be permitted to undertake clinical trials of any potential products, if developed, that sufficient numbers of patients can be enrolled for such trials, or that such clinical trials will demonstrate that the products tested are safe and efficacious. Even if clinical trials are successful, there can be no assurance that the Company or any collaborator or licensee will obtain regulatory approval for any product, that an approved product can be produced and distributed in commercial quantities at reasonable costs or gain acceptance for use by physicians and other health care providers, or that any potential products will be marketed successfully at prices that would permit the Company to operate profitably. The failure of any of these events to occur could have a material adverse effect on the Company's business, financial condition and results of operations.

         Need for Additional Capital; Uncertainty of Additional Funding. The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in corporate agreements, if any, and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, together with the net proceeds from the Offering, the proceeds from the sale of the Amgen Shares, and the interest income earned on such proceeds (collectively, the "Proceeds"), will be sufficient to fund operations for approximately the next 17 months. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that such Proceeds will be sufficient to meet its funding requirements for its primary research programs for approximately the next 17 months, the Company will be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or obtain other funding. There can be no assurance that any such corporate collaborations will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         There can be no assurance that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate. The Company's future funding requirements will depend on many factors, including any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products and technologies or businesses, if any; the Company's ability to establish and maintain corporate relationships and academic collaborations; the Company's ability to integrate the operations of Mercator; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from any current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors. To the extent undertaken by the Company, the time and costs involved in conducting preclinical studies and clinical trials, seeking regulatory approvals, and scaling-up manufacturing and commercialization activities also would increase the Company's funding requirements.

         The Company will need to raise substantial additional capital to fund future operations. Prior to the Offering, Interneuron has funded substantially all of the Company's operations. Interneuron, however, is under no obligation to provide, and the Company does not expect that Interneuron will provide, any additional funds in the future. The Company intends to seek additional funding through public or private equity or debt financing and from collaborators and licensees. There can be no assurance that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborators or licensees, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or cease operations.

         Dependence on Collaborators and Licensees. The Company's strategy for development and commercialization of drugs and other products from its discoveries depends upon the establishment of corporate relationships. The Company expects to rely on these relationships in order to research and develop potential products, conduct preclinical studies and clinical trials, obtain regulatory approvals, and manufacture and market any resulting products. The Company has entered into agreements with Amgen, Chiron Corporation ("Chiron") and Novo Nordisk A/S ("Novo Nordisk"). The Company's revenues will be dependent on the success of the products developed through these and future corporate relationships. The failure of the Company's collaborators and licensees to develop, obtain regulatory approval for, and market products incorporating the Company's discoveries would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


collaborators and licensees will commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating the Company's discoveries. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with the Company. The amount and timing of resources devoted to these activities by such parties could depend on the achievement of milestones by the Company and generally will be controlled by such parties. In addition, the Company's corporate agreements generally provide the Company's collaborators and licensees with the right to terminate the agreement in part or in full under certain circumstances. Any such termination would substantially reduce the likelihood that the applicable product candidate or candidates would be developed, would obtain regulatory approvals and would be manufactured and successfully commercialized and any such termination could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. The Company's milestone payments or royalties from sales of products by collaborators or licensees, if any, may be less than the revenues the Company could have generated had it commercialized and marketed products itself. There can be no assurance that the Company will be successful in establishing additional or maintaining existing collaborative or licensing arrangements, that any collaborators or licensees will be successful in developing and commercializing products or that the Company will receive milestone payments or generate revenues from royalties sufficient to offset the Company's significant investment in research and development and other costs. If the Company chooses in the future to engage directly in the development, manufacturing and marketing of certain products, it will require substantial additional funds, personnel and production and other facilities. There can be no assurance that any of these resources will be available to the Company on acceptable terms, if at all. See " -- Need for Additional Capital; Uncertainty of Additional Funding."

         Intense Competition; Rapid Technological Change. Research in the field of genomics is highly competitive. Competitors of the Company in the genomics area include, among others, public companies such as Genome Therapeutics Corp., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Microcide Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc. ("Millennium"), Myriad Genetics, Inc. and Sequana Therapeutics, Inc., as well as private companies and major pharmaceutical companies and universities and other research institutions, including those receiving funding from the federally funded Human Genome Project. A number of entities are attempting to rapidly identify and patent randomly-sequenced genes and gene fragments. In addition, certain other entities are pursuing a gene identification, characterization and product development strategy based on gene mapping. The Company's competitors may discover, characterize or develop important genes in advance of the Company, which could have a material adverse effect on any related Company discovery program. The Company expects competition to intensify in genomics research as technical advances in the field are made and become more widely known.

         The Company is subject to significant competition from organizations that are pursuing the same or similar technologies as those which constitute the Company's discovery platforms,

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


and from organizations that are pursuing pharmaceutical or other products that are or may be competitive with the Company's or its collaborators' or licensees' potential products. Many of the organizations competing with the Company have greater capital resources, larger research and development staffs and facilities, greater experience in drug discovery and development, the regulatory approval process and pharmaceutical product manufacturing, and greater marketing capabilities than the Company.

         The Company is and will continue to be reliant on its collaborators and licensees for support of its programs, including support for its preclinical and clinical development, manufacturing and marketing. The Company's present and future collaborators and licensees are now conducting or are expected to conduct, multiple product development efforts within each disease or technology area that is the subject of the relationship with the Company. Any product candidate or technology of the Company may therefore be subject to internal competition with a potential product under development or a technology platform under evaluation by a collaborator or licensee. See
" -- Dependence on Collaborators and Licensees."

         Uncertainty of Patents and Proprietary Rights. The Company's success will depend to a significant extent on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the patent positions of biotechnology and pharmaceutical companies can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted with certainty. Commercialization of pharmaceutical products can be subject to substantial delays as a result of the time required for product development, testing and regulatory approval. The value of any patents issued or licensed to the Company may depend upon the remaining term of patent protection available at the time any products covered by such patents are commercialized.

         The Company actively pursues a policy of seeking patent protection for a number of its proprietary products and technologies. Progenitor has licensed from Ohio University two issued U.S. patents and pending U.S. patent applications relating to stem cell technology and to gene delivery technology, along with certain corresponding foreign patent applications and one issued foreign patent. Progenitor has received one issued U.S. patent relating to nucleic acid molecules encoding the B219 leptin receptor. In addition, Progenitor presently has seven pending U.S. patent applications which disclose certain leptin receptors (including various isoforms of the leptin receptor), nucleic acid molecules encoding the receptors, genetically-engineered cells and antibodies to the receptors. The Company believes that there may be significant litigation regarding patent and other intellectual property rights relating to leptin and leptin receptors. The Company is aware that Millennium has filed at least one patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffmann-La Roche Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor.

         In June 1996, Millennium filed a "Protest" in the USPTO in connection with the Progenitor applications relating to leptin receptors. A Protest is a procedure available for use by

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


a third party to provide the patent examiner who is reviewing the involved application or applications with what the third party believes to be relevant information. The Protest procedure does not afford any right to the third party to participate in the patent prosecution process beyond the filing of its written protest. Millennium's Protest primarily argued that any claims allowed to Progenitor should not be so broad as to cover Millennium's own leptin receptor. Notwithstanding the Protest, the USPTO recently issued to the Company one U.S. patent and one notice of allowance for claims relating to nucleic acid molecules encoding certain leptin receptors.

         There can be no assurance that Millennium's patent application, or additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, including obesity. There can be no assurance that the invention by Millennium will be accorded an invention date later than the Company's invention date, that any patent issued to the Company would be broad enough to cover leptin receptors of Millennium or others. The Company's failure to obtain a patent that covers the leptin receptors of Millennium or others, or the issuance of a patent to a third party covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, including obesity, could have a material adverse effect on the Company's business, financial condition and results of operations.

         A number of other groups are attempting to identify partial gene sequences and full-length genes, the functions of which have not been characterized. The public availability of partial gene sequence information before the Company applies for patent protection on a corresponding full-length gene could adversely affect the Company's ability to obtain patent protection with respect to such a gene. To the extent any patents issue to other parties on such partial or full-length genes, and as other patents issue with the expansion of the biotechnology industry, the risk increases that the potential products and processes of the Company or its collaborators or licensees may give rise to claims of patent infringement.

         The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to human therapeutic uses. Substantial periods of time pass before the USPTO responds to patent applications. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its pending or future patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, and whether they will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Because patent applications in the U.S. are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications on such inventions.

         There can be no assurance that any patents issued to the Company would not be found invalid or unenforceable by a court or that such patents would cover products or technologies of the Company's competitors. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of the Company. To protect its proprietary rights, the Company may be required to participate in interference proceedings declared by the USPTO to determine priority of invention, which may result in substantial cost to the Company. Moreover, even if the Company's patents issue, there can be no assurance that they will provide sufficient proprietary protection or will not be later limited, circumvented or invalidated. Accordingly, there can be no assurance that the Company will develop proprietary technologies that are patentable, that the Company's patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology or products, nor can there be any assurance that the Company's patents will not be held invalid by a court of competent jurisdiction.

         In addition to patent protection, the Company also relies to a significant extent upon trade secret protection for its confidential and proprietary information, including many of the Company's key discovery technologies. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology. To protect its trade secrets, Progenitor has required its employees, consultants, scientific advisors and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement, as the case may be, with Progenitor. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while employed by Progenitor will be the exclusive property of Progenitor. Mercator did not enter into such agreements with all of its former employees and consultants. The Company will continue to require its employees, consultants, scientific advisors and collaborators and licensees to execute confidentiality agreements and inventions assignment agreements (in the case of its employees) upon the commencement of employment, the consulting relationship or the collaboration or license with the Company. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, that the Company can meaningfully protect its rights in such unpatented proprietary technology through other means, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, advisors, collaborators, licensees or others, that former Mercator employees or consultants will not disclose proprietary information of Mercator without being in breach of any confidentiality restriction, or that others will not independently develop the same or substantially equivalent technology. The loss of trade secret protection of any of the

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Company's key discovery technologies would materially and adversely affect the Company's competitive position and could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators, licensees or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects and, if adversely determined, such disputes could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company may incur substantial costs if it is required to defend itself in patent suits brought by third parties or if the Company initiates such a suit to enforce the Company's patents or to determine the validity, scope or enforceability of other parties' proprietary rights. Any legal action against the Company or its collaborators or licensees claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborators or licensees to obtain a license or licenses in order to continue to manufacture or market the affected products and processes or require the Company or its collaborators or licensees to cease doing so. There can be no assurance that the Company or its collaborators or licensees would prevail in any such action or that any license required under any such patents would be made available on commercially acceptable terms, if at all. Any adverse outcome of such litigation could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources. The Company is unable to predict how courts will resolve any future issues relating to the validity, scope or enforceability of its patents should they be challenged.

         It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, cease certain activities or pay substantial damages. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially acceptable terms, if at all. Failure by the Company or its collaborators and licensees to obtain a license to any technology required to commercialize the Company's discoveries may have a material adverse effect on the Company's business, financial condition and results of operations.

         Management of Growth; Risk of Acquiring New Technologies. One of the Company's strategies is to maintain its technological competitiveness by accessing new equipment and advanced technologies. The expansion of the Company's scientific infrastructure may involve the retention of additional personnel, the establishment of new or expanded facilities and the acquisition of technology rights, products, equipment, businesses or assets of other companies. There can be no assurance that the Company's management personnel, systems, procedures and controls will be adequate to support the expansion of the Company's operations. The acquisition of additional personnel, technology rights, products, equipment, businesses or assets of other

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

companies, as well as the entry into new areas of scientific research, will require the dedication of management resources in order to achieve the strategic objectives associated with such growth and expansion. There can be no assurance that the Company will be able to manage successfully the growth and expansion of its operations. Failure of the Company to manage its growth, or any specific acquisition of additional capabilities, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks Associated with the Acquisition of Mercator. On February 14, 1997, Progenitor entered into the Acquisition Agreement with Mercator under which the operations of the respective companies would be combined by means of a merger of a wholly-owned subsidiary of Progenitor with and into Mercator, contingent upon the completion of the Offering. In completing the Acquisition, Progenitor relied upon certain representations and warranties made by Mercator with respect to Mercator and its operations as well as Progenitor's own due diligence investigation. There can be no assurance that such representations and warranties are true in all respects or that Progenitor's due diligence uncovered all materially adverse facts relating to the assets, research capabilities and operations of Mercator. The representations and warranties of Mercator did not survive the closing of the Acquisition and the Company will not have any remedy for breaches of representations and warranties identified after the closing. Furthermore, the Acquisition involves the integration of two companies that have previously operated independently at different locations with separate work forces. No assurance can be given that difficulties encountered in integrating the operations of Mercator will be overcome, or that the specific benefits expected from the integration of Mercator, including the addition of new research capabilities, equipment and technologies, will be achieved or that any anticipated cost savings will be realized. The acquisition of Mercator also involves a number of special risks, including assimilation of new operations and personnel; the diversion of resources from the Company's existing business, research capabilities, equipment and technologies; coordination of geographically separated facilities and work forces; management challenges associated with the integration of the companies in addition to the other requirements associated with growth of the Company's scientific infrastructure and research capabilities; assimilation of new management personnel; and maintenance of standards, controls, procedures and policies. The process of integrating Mercator's operations, including its personnel, could cause interruption of, or loss of momentum in, the activities of the Company's business and operations, including those of the business acquired.

         In connection with the Acquisition, the Company expects to incur several one-time charges in the quarter and fiscal year ending September 30, 1997 which in the aggregate are currently estimated to be approximately $31.0 million, including the write-off of $27.0 million in costs related to the purchase of in-process research and development, $1.0 million for severance, retention and bonus programs, $2.5 million for employee relocation, and $500,000 for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. These amounts are preliminary estimates only and could be materially higher. Factors that could increase such costs include any unexpected employee

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


turnover, unforeseen delays in addressing duplicate facilities once the Acquisition has been completed and the associated costs of hiring temporary employees and consultants, and any additional fees and charges to obtain consents, regulatory approvals or permits. In addition, as a result of the Acquisition, the Company added approximately 35 new employees, and therefore expects substantial increases in the costs of salaries, benefits, laboratory supplies and incidental items in future periods. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect other costs associated with the Acquisition or from the integration of operations after the Acquisition. There can be no assurance that the Acquisition will not have a material adverse effect on the business, financial condition and results of operations of the Company or that the Company will realize the benefits and strategic objectives sought through the Acquisition. Costs associated with the Acquisition, or liabilities and expenses associated with the operations of Mercator, that exceed the expectations of Progenitor, could have a material adverse effect on the Company's financial condition and results of operations.

         Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior net operating loss carryforwards is limited after an ownership change to an annual amount equal to the value of the loss corporation's stock immediately before the date of the ownership change, multiplied by the federal long-term tax exempt rate. To date, the Company has not incurred an ownership change under Section 382. As a result of the Offering, the Acquisition and related transactions, the Company is likely to incur such a change of ownership, in which case the Company's ability to use the losses incurred prior to the date of the Offering may be limited as to timing, pursuant to Section 382.

         Uncertainties Related to Clinical Trials. Before seeking regulatory approval for the commercial sale of any products that may be developed incorporating the Company's discoveries, the Company or its collaborators or licensees will be required to demonstrate through preclinical studies and clinical trials that such products are safe and effective for use in the target indications. To date, no product candidates incorporating the Company's discoveries have entered clinical trials. The results from preclinical studies and early clinical trials may not be indicative of results that will be obtained in large-scale testing, and there can be no assurance that any clinical trials, if undertaken, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials also are often conducted with patients having advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the product candidate being tested but which can nevertheless affect clinical trial results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If products developed by the Company or its collaborators or licensees are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Government Regulation; No Assurance of Regulatory Approval. Prior to marketing, any new drug or other product developed by the Company or its collaborators or licensees must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials and also may include post-marketing studies of each product candidate to establish its safety and efficacy, usually takes many years and requires the use of substantial resources. Preclinical studies include laboratory evaluations and will require animal tests conducted in accordance with the United States Food and Drug Administration's ("FDA") current Good Laboratory Practices ("cGLP") regulations to assess the product's potential safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections also may be encountered based upon changes in FDA policies for drug or biologic approval during the period of product development and FDA regulatory review of each new drug application ("NDA") submitted in the case of new pharmaceutical agents, or product license application ("PLA") in the case of biologics. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and its collaborators or licensees, and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that regulatory approval will be obtained for any drugs or other products developed by the Company or its collaborators or licensees. Furthermore, regulatory approval may entail limitations on the indicated use of a drug or other product. Because certain of the products likely to result from the Company's discovery programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities other than the FDA and, as a result, regulatory approvals may be obtained more slowly than for products using conventional technologies. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the National Institutes of Health ("NIH") must be submitted to the FDA and the NIH, and may be subject to approval by the Recombinant DNA Advisory Committee ("RAC") and the NIH. Furthermore, gene therapies are relatively new echnologies that have not been tested extensively in humans. The regulatory requirements governing these products and related clinical procedures for their use are uncertain and subject to change.

         Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. Among the conditions for product approval and continued marketing approval is that the quality control and manufacturing procedures of the Company or its collaborators or licensees conform to the FDA's current good manufacturing practice ("cGMP") regulations which must be followed at all times. In complying with cGMP requirements, manufacturers must expend time, money and effort on a continuing basis in production, record keeping and quality control. Manufacturing establishments, both domestic and foreign, are subject to inspection by or under the authority of the FDA and by other federal, state and local agencies. Failure to pass such inspections may subject the manufacturer to

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


possible FDA actions such as the suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA also may require the manufacturer to recall a product from the market.

         Discovery of previously unknown problems with a product may have adverse effects on the Company's business, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including during preclinical studies and clinical trials, the approval process or post-approval, may result in various adverse consequences to the Company, including the FDA's delay in approval of or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA or PLA holder. The Company has not submitted an investigational new drug application ("IND") for any product candidate, and no product candidate has been approved for commercialization in the U.S. or elsewhere. The Company intends to rely primarily on its collaborators or licensees to file INDs and generally direct the regulatory approval process. No assurance can be given that the Company or any of its collaborators or licensees will be able to conduct clinical trials or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's collaborators or licensees from marketing drugs or other products developed by the Company or will limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company is highly dependent upon the principal members of its scientific and management staff and the services of Dr. Douglass B. Given, President and Chief Executive Officer, and Dr. H. Ralph Snodgrass, Vice President, Research and Chief Scientific Officer, in particular. The loss of either of these persons could have a material adverse effect on the Company's business, financial condition and results of operations. In order to support the Company's existing operations, the Company will be required to hire and retain additional management, administrative and financial personnel. Recruiting and retaining qualified scientific personnel and advisors to perform research and development work in the future also will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel and advisors on acceptable terms given the competition among numerous pharmaceutical, biotechnology and other companies, universities and other research institutions for experienced personnel and advisors. In addition, the Company's anticipated growth and expansion, including the Acquisition, is expected to place increased demands on the Company's resources and management skills. The failure of the Company's existing personnel to handle such increased demands or the Company's failure to attract and to retain additional personnel with such capabilities could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Risks Associated with the Acquisition of Mercator."

         Dependence on Research Collaborators and Scientific Advisors. The Company has relationships with collaborators at academic and other institutions who conduct research in

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


cooperation with the Company. Such collaborators are not employees of the Company. All of the Company's consultants are employed by employers other than the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. As a result, the Company has limited control over their activities and, except as otherwise required by its collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to the Company's activities. The potential success of the Company's discovery programs depends in part on continued collaborations with researchers at academic and other institutions. There can be no assurance that the Company will be able to negotiate additional acceptable collaborations at academic and other institutions or that its existing collaborations will be maintained or be successful.

         The Company's research collaborators and scientific advisors sign agreements which provide for confidentiality of the Company's proprietary information and results of studies, but not all of Mercator's former employees and consultants have signed such agreements. There can be no assurance that the Company will be able to maintain the confidentiality of its technology and other confidential information in connection with every collaboration, and any unauthorized dissemination of the Company's confidential information could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Uncertainty of Patents and Proprietary Rights."

         Control of Company By, and Potential Conflicts of Interest With, Interneuron. Interneuron beneficially owns approximately 37% of the Company's Common Stock, and is and may continue to be the Company's largest stockholder. Accordingly, Interneuron will continue to have substantial influence over the election of directors of the Company and other matters submitted to a stockholder vote, including extraordinary corporate transactions such as a merger or sale of substantially all of the Company's assets. In addition, the Company and Interneuron have entered into an intercompany services agreement that provides among other things that in the event of any future equity offering by the Company, Interneuron has the right to purchase (at the same price and on the same terms as such equity offering) a portion of the shares being offered so as to maintain its fully-diluted interest in the Company immediately prior to such equity offering, subject to certain limitations.

         Interneuron may elect to increase its ownership percentage in the Company through other means, including additional equity investments or the purchase of Common Stock in the open market. Interneuron, however, has not made any commitment to purchase additional securities and there can be no assurance that it will do so. Interneuron's ownership of a substantial block of the Company's voting stock could have the effect of delaying or preventing sales of additional securities of the Company or a sale of the Company or other change of control supported by the other stockholders of the Company.

         In addition, the Company may be subject to various risks arising from Interneuron's influence over the Company, including conflicts of interest relating to new business opportunities that could be pursued by the Company or by Interneuron and its other affiliates, and significant

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


corporate transactions for which stockholder approval is required. The Company granted Interneuron an option and right of first refusal to acquire an exclusive, worldwide license to manufacture, use and sell Del-l for human therapeutic uses in exchange for a royalty to the Company based on sales. While the option agreement specifies the payments to be made to Interneuron if the Company or a third party develops such a therapeutic, the terms of any license agreement should Interneuron exercise its option, including the amount of the royalty to the Company, will be determined through negotiations between Interneuron and the Company and, given the relationship between Interneuron and the Company, the terms of any such license agreement may not be as favorable to the Company as those that may be obtainable from a third party. In addition, such option and right of first refusal may have an adverse effect on the Company's ability to enter into license or other agreements relating to Del-1 with third parties. In connection with the grant of the option, Interneuron relinquished its right to certain minimum return adjustments to the conversion ratio of the Company's Series A Preferred Stock. Interneuron and the Company agreed to determine the value of the relinquishment of the minimum return adjustments and the extent to which such value may be credited against payments, including royalties, that would otherwise be payable by Interneuron to the Company under any such license. Such relinquishment may be deemed taxable income to the Company. There can be no assurance that all of such income would be offset by current expenses or operating loss carryforwards.

         Uncertainty of Health Care Reform Measures and Third-Party Reimbursement. The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of third-party payors, such as government health administration authorities, private health insurers and other organizations, to contain or reduce the cost of health care. In the U.S. and in certain foreign jurisdictions there have been, and the Company expects that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect that such proposals may have on its business, the consideration or approval of such proposals could have a material adverse effect on the trading and market price of the Common Stock or on the Company's ability to raise capital or to complete additional corporate agreements, and the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

         In both domestic and foreign markets, successful commercial sales of the Company's or its collaborators' or licensees' potential products will depend in part on the availability of reimbursement from government and health administrative authorities, private health insurers or other third-party payors. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Future legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


and services. There can be no assurance that any of the Company's potential products will be considered cost-effective or that adequate third- party reimbursement will be available to enable the Company, its collaborators or licensees to maintain price levels sufficient to realize an appropriate return on its investment. In addition, the trend toward managed health care in the U.S. and the concurrent growth of managed care organizations, such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, could result in pricing pressure for any products that might be developed by the Company. If adequate reimbursement is not provided by government and other third-party payors for the Company's or its collaborators' or licensees' potential products, there would be a material adverse effect on the Company's business, financial condition and results of operations.

         Risk of Product Liability. The testing, manufacture, marketing and sale of pharmaceutical and other products entail the inherent risk of liability claims or product recalls and associated adverse publicity. Clinical trials and sales by the Company or its collaborators or licensees of potential products incorporating the Company's discoveries may expose the Company to potential liability resulting from the use of such products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others selling such products. The Company currently has a limited amount of clinical trial and product liability insurance coverage through Interneuron. The Company will seek to obtain its own coverage upon completion of the Offering and to maintain and appropriately increase such coverage as clinical development of any product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. Certain of the Company's license agreements require it to indemnify licensors against product liability claims arising from products developed using the licensed technology. Also, certain of these agreements and other collaborative and license agreements require the Company to maintain minimum levels of insurance coverage. The failure to maintain product liability coverage, the occurrence of any product liability claim or a recall of products of the Company or its collaborators or licensees could inhibit or prevent commercialization of products being developed by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent any product liability claim exceeds the amount of any insurance coverage, the Company's business, financial condition and results of operations could be materially and adversely affected.

         No Prior Trading Market; No Assurance of Active Trading Market; Potential Volatility of Trading Prices. Prior to the Offering, there was no public market for the Common Stock or the Warrants and there can be no assurance that an active public market for the Common Stock or the Warrants will be sustained. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In addition, the market prices of securities of other biotechnology companies in the past have been

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


highly volatile and the market price of the Company's Common Stock and Warrants also may experience such volatility. Factors such as the results of preclinical studies and clinical trials by the Company or its collaborative partners, licensees or competitors, evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new discoveries, product opportunities or products by the Company or its competitors, changes in governmental regulations or third-party reimbursement policies, developments in patent or other proprietary rights of the Company or its competitors, fluctuations in the Company's operating results and changes in general market conditions for biotechnology stocks could have an adverse impact on the future price of the Common Stock and the Warrants.

         Possible Delisting from the Nasdaq National Market; Market Illiquidity. The Common Stock and Warrants (collectively, the "Listed Securities") are listed separately on the Nasdaq National Market. In order to maintain such listing, the Company will be required to comply with certain Nasdaq National Market listing maintenance standards including minimum tangible asset value amounts, public float requirements and minimum stock price amounts. There can be no assurance that the Company will be able to comply with such listing maintenance standards as in effect from time to time. If the Company is unable to comply with the standards for continued listing, the Listed Securities could be subject to delisting from the Nasdaq National Market. Trading, if any, in the Listed Securities would thereafter be conducted on the Nasdaq Small Cap Market or on an electronic bulletin board established for securities that do not meet the Nasdaq Small Cap Market listing requirements or in what is commonly referred to as the "pink sheets." As a result of any such delisting from the Nasdaq National Market, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

         Redemption of Warrants. The outstanding Warrants are subject to redemption at $0.01 per Warrant upon at least 30 days (but not more than 60 days) written notice provided that the market price of the Common Stock during the 30 consecutive trading days ending within three days of the date of the notice of redemption equals or exceeds 200% of the then-current Warrant exercise price. If the Company exercises the right to redeem the outstanding Warrants, a holder would be forced to (i) exercise the Warrant; (ii) sell the Warrant at the then-current market price; or (iii) accept the redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the then-current market price of the Warrants.

         Current Prospectus Required To Exercise The Warrants. Holders will be able to exercise the Warrants only if a current prospectus relating to the shares of Common Stock issuable upon exercise of the Warrants (the "Warrant Shares") is then in effect. Although the Company has undertaken to maintain the effectiveness of a current prospectus covering the Warrant Shares subject to certain limited exceptions, there can be no assurance that the Company will be able to do so. The value of the Warrants may be impaired if a current prospectus covering the Common Stock issuable upon exercise of the Warrants is not kept effective.

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Anti-Takeover Considerations. The Company has the authority to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the powers, designations, preferences and relative rights thereof without any further vote or action by the Company's stockholders. The Company has no current plans to issue shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock would dilute the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, all outstanding options under the Company's 1992 Stock Option Plan and 1996 Stock Incentive Plan become exercisable, and purchase dates under the 1996 Employee Stock Purchase Plan could be accelerated, upon certain changes in control of the Company. The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which could delay or make more difficult a merger, tender offer or proxy contest involving the Company and may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. There can be no assurance that this provision, the rights of option holders and the Company's ability to issue Preferred Stock will not have an adverse effect on the market value of the Company's stock or Warrants in the future.

         Hazardous and Radioactive Materials; Environmental Matters. Research and development conducted by the Company involves the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. The Company, and its collaborators and licensees, as applicable, are subject to international, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such substances and certain waste products. The Company believes that the safety procedures relating to its in-house research and development and production efforts are in material compliance with the standards currently prescribed by such laws and regulations. However, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources. Moreover, there can be no assurance that the Company's collaborators and licensees are and will continue to be in compliance with such standards or that the Company will not be required to incur significant costs in the future to comply with new or modified standards. In such events, there would be a material adverse effect on the Company's business, financial condition and results of operations.

         Management Discretion as to Use of Proceeds. The Company intends to use the net proceeds of the Offering, together with the cash proceeds received from the sale of the Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, primarily for research and development. In addition, the Company intends to use a portion of such net proceeds as follows:
(i) approximately $1.0 million to pay expenses relating to

PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


employee benefit and retention plans relating to the Acquisition; and (ii) approximately $1.0 million relating to legal, accounting and other costs incurred in the Acquisition and related Form S-4 registration statement. The Company expects to consolidate its operations in California, and, in connection with such consolidation, to use approximately $2.5 million of such net proceeds to facilitate employee relocation, and $500,000 of such net proceeds for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. The Company anticipates using the balance of such net proceeds for the expansion or upgrade of facilities, acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies. Accordingly, management will retain broad discretion over the use of such net proceeds. There can be no assurance as to the timing or application of such proceeds, or that the application thereof will not have a material adverse effect on the Company's future business, financial condition or results of operations.

         Absence of Dividends. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------




Item 1.   LEGAL PROCEEDINGS



                    The Company is not currently a party to any litigation that could have a material adverse effect on its business, financial condition or results of operations.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d) Use of Proceeds

          As described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has completed the Offering. The following information relates to the use of proceeds of the
Offering:

          (1) Effective Date of Registration Statement and Commission File Number. The Company's Registration Statement on Form S-1, File No. 333-05369 (the "Registration Statement"), relating to the Offering, became effective on August 6, 1997.

          (2) Offering Date. The initial closing date of the Offering was August 12, 1997. A subsequent closing in connection with the partial exercise by the Underwriters of the Offering of their over-allotment option occurred on September 10, 1997.

          (3) Managing Underwriters. Lehman Brothers Inc.

          (4) Securities Registered and Proposed Aggregate Offering Price. The Company registered a total of 3,162,500 Units, each Unit consisting of one share of Common Stock ("Unit Share") and one Warrant, and 3,162,500 shares of Common Stock issuable upon exercise of the Warrants (the "Warrant Shares"). The proposed maximum aggregate offering price was $37,950,000 for the Units and $56,925,000 for the Warrant Shares.

          (5) Securities Sold. A total of 2,875,000 Units were sold pursuant to the Offering. This consisted of 2,750,000 Units sold on August 12, 1997 upon the initial closing of the Offering, and 125,000 Units sold on September 10, 1997 pursuant to the partial exercise, at the request of Lehman Brothers Inc. as managing underwriter, of the over-allotment option granted to the Underwriters. None of the Warrants had been exercised as of September 15, 1997, and consequently no Warrant Shares had been sold. The Company intends to maintain the effectiveness of the Registration Statement with respect to the 2,875,000 Warrant Shares issuable upon exercise of the Warrants actually sold.

          (6) Aggregate Gross Proceeds, Expenses and Aggregate Net Proceeds. The sale of the 2,875,000 Units generated aggregate gross proceeds of $20,125,000, consisting of $15,453,125 from the sale of the Unit Shares (at a price of $5.375 per share) and $4,671,875 from the sale of the Warrants (at a price of $1.625 per Warrant). The aggregate net proceeds to the Company from the sale of the 2,875,000 Units were approximately $17,200,000, after deducting underwriting discounts and commissions of approximately $1,200,000 and estimated expenses of the Offering of approximately $1,700,000 payable by the Company. The Company also received $4,500,000 in cash and a $1,000,000 promissory note from the sale of the Amgen

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------



Shares, and approximately $67,000 in cash from the sale of 25,000 shares of Common Stock to The Ohio University Foundation, pursuant to a stock purchase right.

          (7) Use of Proceeds. The Company intends to use the net proceeds of the Offering, together with the cash proceeds received from the sale of the Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, primarily for research and development. In addition, the Company intends to use a portion of such net proceeds as follows: (i) approximately $1.0 million to pay expenses relating to employee benefit and retention plans relating to the Acquisition; and (ii) approximately $1.0 million relating to legal, accounting and other costs incurred in the Acquisition and related Form S-4 registration statement. The Company expects to consolidate its operations in California, and, in connection with such consolidation, to use approximately $2.5 million of such net proceeds to facilitate employee relocation, and $500,000 of such net proceeds for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. The Company anticipates using the balance of such net proceeds for the expansion or upgrade of facilities, acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies.

         The amounts actually expended for each purpose, including the allocation of funding among the Company's research programs, will depend on numerous factors, including any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products and technologies or businesses, if any; the Company's ability to establish and maintain corporate relationships and academic collaborations; the Company's ability to integrate the operations of Mercator; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from any current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors. To the extent undertaken by the Company, the time and costs involved in conducting preclinical studies and clinical trials, seeking regulatory approvals, and scaling-up manufacturing and commercialization activities also would increase the Company's funding requirements. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, together with the net proceeds from the Offering, the proceeds from the sale of the Amgen Shares, and the interest income earned on such proceeds (collectively, the "Proceeds"), will be sufficient to fund operations for approximately the next 17 months. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that such Proceeds will be sufficient to meet its funding requirements for its primary research programs for approximately the next 17 months, the Company will be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or obtain other funding. There can be no assurance that any such corporate

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------




collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. Pending such uses, the Company intends to invest the net proceeds of the Offering in investment grade, interest-bearing securities.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 26, 1997, Interneuron, as majority stockholder, executed a written consent approving the following items: (i) an increase in the number of shares of Common Stock reserved for issuance under the Company's 1996 Stock Incentive Plan from 850,000 to 2,850,000; and (ii) adoption of the Company's 1997 Stock Option Plan.

Item 5.   OTHER INFORMATION

        Not applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits


                                  EXHIBIT INDEX

Exhibit
Number                            Description

11.1             Statement Regarding Computation of Net Loss Per Share

27.1             Financial Data Schedule

_________________


         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PROGENITOR, INC.



     9/19/97                                  /s/ Mark N.K. Bagnall
---------------------                         ---------------------------------
       Date                                   Mark N.K. Bagnall
                                              Vice President, Finance and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.                             Description
------                            -----------
11.1             Computation of Net Loss Per Share

27.1             Financial Data Schedule