Form 10-K
period 1997-09-30
PROGENITOR INC
filed 1997-12-24
CIK 936537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-21215
                          -----------------------------

                                PROGENITOR, INC.
             (Exact name of registrant as specified in its charter)
                          -----------------------------


                DELAWARE                             31-1344193
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                               4040 CAMPBELL AVE.
                              MENLO PARK, CA 94025
                    (Address of principal executive offices)
                  REGISTRANT'S TELEPHONE NUMBER: (650) 617-0880

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 12, 1997 as reported on the NASDAQ National Market, was $16,180,194.

As of December 12, 1997 there were 13,414,695 shares of the registrant's Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1998 are incorporated by reference into
Part III of this Form 10-K Report.

                                PROGENITOR, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                           Page Number
                                                                                           -----------

PART I......................................................................................    1

        Item 1.   BUSINESS..................................................................    1

        Item 2.   PROPERTIES................................................................   22

        Item 3.   LEGAL PROCEEDINGS.........................................................   22

        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   22

        EXECUTIVE OFFICERS..................................................................   23

PART II.....................................................................................   24

        Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....   24

        Item 6.   SELECTED FINANCIAL DATA...................................................   26

        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................................................   28

        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................   45

        Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE................................................................   61

PART III....................................................................................   62

        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...........................   62

        Item 11.  EXECUTIVE COMPENSATION....................................................   62

        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............   62

        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................   62

PART IV.....................................................................................   63

        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........   63

                                     PART I

ITEM 1. BUSINESS

        The following Business Section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 7 under the caption "Factors That May Affect Future Financial Results" and elsewhere in, or incorporated by reference into, this Form 10-K.

        THE COMPANY

        Progenitor, Inc. (the "Company" or "Progenitor") is engaged in the discovery and functional characterization of genes to identify leads and targets for the development of new pharmaceuticals. The Company's initial focus is on the identification of genes important in blood and immune cell development ("hematopoiesis"), blood vessel development ("angiogenesis"), cancer and asthma. Progenitor has identified several targets for the development of therapeutics and diagnostics, and intends to accelerate its discovery of potential targets by accessing complementary gene discovery and characterization technologies. Consistent with this strategy, in August 1997 Progenitor completed the acquisition (the "Acquisition") of Mercator Genetics, Inc. ("Mercator") concurrently with the closing of Progenitor's initial public offering (the "Offering") of Units ("Units") consisting of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock") and one warrant to purchase one share of Common Stock ("Warrant"). Through the Acquisition, Progenitor gained a complementary gene discovery approach, disease genetics, established discovery programs and rights to two genes.

        THE COMPANY'S GENOMICS SYSTEM

        Genomics generally refers to technologies and methods directed toward the identification of the location, structure and function of genes of a given organism. Many genomics initiatives have focused largely on determining the location and structure of genes. The Company focuses on elucidating gene function using approaches that the Company believes may accelerate discovery of genes with medical relevance. The Company's system combines developmental biology and disease genetics approaches with genomics capabilities, including sequencing, positional cloning, statistical analysis, model organisms and assay development. In addition, the Company's bioinformatics system provides it with the means to integrate and access data from these various approaches.

        Developmental biology is the study of the genetic events that control cell growth and differentiation in an organism from its beginning as a fertilized egg through maturation, including the differentiation events that lead to functional specialization. In the course of development, cells undergo differentiation and specialization in discrete stages that are marked by changes in the expression of a few critical genes. The timing and level of expression of such genes distinguish particular cell types and functions. The Company uses cells and tissues from animal models of development and from clinical samples, for example tumor tissue, as sources for the discovery of genes that confer critical cell functions and that may serve as a point for direct intervention in disease processes. In particular, the Company believes that developing cells and tissues provide a rich and largely unexploited source of genes with fundamental biological roles. Such genes are expressed at higher levels during development, and thus may be found more easily in developing cells and tissues than in mature systems. Genes selected from differentiating cells in key developmental processes may have significance in the treatment and management of diseases characterized by abnormal cell growth and differentiation, such as cancer and various acquired or inherited blood and immune system disorders. The Company is applying technologies involved in manipulating and analyzing developing cells and tissues towards the isolation and functional characterization of these genes. The Company used its developmental biology approach to identify the B219 leptin receptor and the del-1 gene.

        The Company combines its developmental biology expertise with expertise in disease genetics. Disease genetics facilitates the discovery of multiple genes associated with complex diseases, such as asthma, cancer and cardiovascular disease. The Company's disease genetics approach incorporates positional cloning techniques, selected patient populations, technologies for discovery and analysis of multiple genetic markers, mutation analyses, and statistical methods to expedite discovery of genes potentially associated with a given disease. The Company used its disease genetics approach in the discovery of HFE, the gene responsible for hereditary hemochromatosis ("HH"). This approach also was used in the discovery of the EPM1 epilepsy gene by Progenitor's licensor, Stanford University.

        Bioinformatics serves as an interface between the Company's gene discovery approaches. The Company's bioinformatics system aids in the determination of the functional role of novel genes in several ways. The system supports the correlation of functionally-related genetic variations discerned at the cellular level through developmental biology with disease-associated variations identified at the population level through human disease genetics techniques. It also provides a means to assess gene discoveries in relation to information in public databases, to correlate discoveries with known sequences, to capture additional intellectual property based on discovered genes, and to expedite evaluation and recognition of gene discoveries as therapeutic targets. In addition, the system may be used as an interface between the Company and potential pharmaceutical collaborators and licensees by providing a means for such collaborators and licensees to access and utilize the Company's discovery data on an ongoing basis.

        The Company believes that its integrated genomics system provides it with the capabilities necessary to discover and characterize new candidate genes as therapeutic leads and targets for unmet medical needs. Developmental biology provides the Company access to fundamental genes involved in cell growth differentiation and functional specialization. Disease genetics provides the Company with genes associated with a specific disease. Both approaches allow the Company to select genes of potential interest from the background of genetic activity. Moreover, the Company believes that its integration of developmental biology and disease genetics approaches to gene discovery and characterization provides technical synergies. The integrated system provides a mechanism for confirming the relationship of the functional role of an identified gene in a targeted disease. Patient-derived gene candidates may be evaluated in models of functional specialization and disease for a direct role in a disease pathway, while functionally-characterized candidate genes from developing cells may be correlated with genes from patient samples. The Company believes that this integrated system enables it to generate new candidate genes that are potentially useful for the development of diagnostics and therapeutics.

DISCOVERY RESOURCES

        STEM CELLS

        The Company has developed proprietary lines of mouse ("murine") yolk sac stem cells and murine embryonic stem ("ES") cells, and methods for using them. These methods enable the Company to take multiple, progressive "molecular snapshots" in order to identify, isolate and study the function of genes associated with critical stages of development and the early specialization of cells. Because these genes control fundamental changes in the cells that form major tissues and organs, the Company believes that they may be useful in the treatment and management of diseases characterized by abnormal changes in the cells of such tissues and organs, such as cancer and degenerative diseases associated with aging.

        The Company uses proprietary techniques to isolate, grow, maintain and differentiate in culture stem cells derived from the murine yolk sac (a tissue that surrounds the organism during early development), and to use individual cultured yolk sac stem cells as sources of novel hematopoietic and angiogenic genes. Such genes may be expressed exclusively or at enhanced levels during early development. The Company used cultured murine yolk sac stem cell lines to identify its BFU-e red blood cell growth factor activity. In May 1995, the Company entered into a collaboration with Novo Nordisk A/S ("Novo Nordisk") relating to this growth factor. In November 1996, the Company's licensor, Ohio University, received a notice of allowance from the United States Patent and Trademark Office ("USPTO") for a patent application relating to cellular compositions derived from the human and murine yolk sac and methods of obtaining and using such compositions. See "Corporate Agreements--Novo Nordisk Agreement," "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees" and "Uncertainty of Patents and Proprietary Rights."

        In addition to yolk sac stem cells, the Company uses proprietary methods to exploit murine ES cells for the discovery of novel genes. ES cells have the capacity to develop into all the specialized cells and tissues of the adult organism. This development occurs in discrete stages that are marked by changes in the expression of a few fundamental genes. In developing tissues, the genetic transition from one stage to the next is blurred because cells within a tissue co-exist in a number of different stages. The Company has developed methods to eliminate this blurring through the isolation, identification, and study of the differentiation, function and gene expression of single, well-characterized precursor cells representing discrete stages of development. Furthermore, the Company uses its murine ES system as an in vitro differentiation model for experimentally manipulating and studying the function of novel genes from various sources in the context of organ formation. The Company believes that these proprietary stem cell lines and related methods may yield potential therapeutic targets for blood, immune, vascular and bone diseases as well as other disorders.

        DEVELOPING TISSUES

        The Company also uses a variety of developing tissues, including tissues from the murine liver, pancreas, brain and bone, as sources for the discovery of novel genes from cells representing different stages of tissue development. For example, the B219 leptin receptor was discovered in early hematopoietic cells found in the developing murine liver, which is believed to be a source of genes important in blood and immune system development. The Company also selectively targets and isolates murine tissue-specific precursor cells. For example, early endothelial precursor cells are purified and studied for changes in gene expression as they develop into blood vessels. The Company believes that genes responsible for blood vessel development may have therapeutic potential in cancer, cardiovascular disorders and other diseases characterized by abnormal blood vessel formation or degeneration.

        PATIENT DNA COLLECTIONS

        The Company uses multiple strategic populations to identify genes associated with complex diseases. These populations include genetically isolated populations that have intermarried for centuries, as well as large populations that have been accessed through national databases. The Company believes that the analysis of these types of populations provides it with the ability to narrow the chromosomal regions that are selected for study, which may decrease the time required to locate genes associated with complex diseases. Clinical collaborations are in place to obtain DNA samples for the study of genes associated with asthma, schizophrenia and HH. These collaborations typically entail relationships with physicians caring for selected patient groups and access to patient family histories and samples. Most of these agreements allow the Company to re-study patients as the research program proceeds. Stringent criteria are applied to select patients most likely to have a genetic predisposition to a particular disease, thus reducing the complexity of gene isolation. Once a patient population is selected, blood samples from patients, their families and control groups within the population are used for DNA extraction and the establishment of permanent cell lines. These cell lines become continuing sources for DNA and RNA extraction and chromosomal analyses. The Company uses DNA samples in linkage and disease association studies, supplemented by analysis of information from detailed clinical databases, and correlated with information on candidate genes derived from differentiating cells in development and disease, to discover disease genes.

DISCOVERY TOOLS

        GROWTH FACTOR RECEPTOR TECHNOLOGIES

        The Company has developed proprietary gene cloning and screening techniques, and related bioinformatics capabilities, to identify novel members of a family of genes that encode receptors for growth factors involved in blood cell formation as well as in the growth and development of neural and other tissues. The Company used these technologies to facilitate the discovery of the B219 leptin receptor. Receptors discovered by the Company may be used to identify and clone novel growth factors, to screen for small molecules that activate or inhibit receptor functions, and to identify and purify bone marrow cell populations with potential therapeutic characteristics. In addition, the Company may seek to identify the therapeutic activities of various forms of these receptors.

        GENE EXPRESSION ANALYSIS

        The Company uses a range of molecular biology technologies in proprietary ways to reveal the expression of genes in single stem cells, developing tissues and adult normal and diseased tissues. The Company believes that the use of these technologies, including generation of stage-specific gene libraries to compare the timing and levels of gene expression in such cells and tissues, may yield important insights into the genetic basis of development and disease. The Company applied gene expression analysis in its discovery of the B219 leptin receptor and the del-1 gene. The Company continues to apply these technologies to its various discovery resources, and has identified novel gene sequences involved in hematopoiesis and angiogenesis, from which full-length genes of the sequences of interest may be generated, and subjected to further functional characterization. The Company is developing bioinformatics applications and high-throughput systems to further exploit its capabilities in the analysis of gene expression.

        SINGLE CELL CDNA LIBRARIES

        The Company uses its UniCell(TM) system to generate libraries of complementary DNAs (cDNAs) from single cells. cDNAs are synthesized segments of DNA that indicate the specific regions of DNA that are actively expressing the proteins they encode at a given point in time. The UniCell(TM) system is designed to enable the Company's researchers to discern differences in gene expression during cell differentiation that indicate a gene's involvement in a particular developmental or disease process. Through gene expression analysis and subtractive techniques, the UniCell(TM) system enables the generation of cDNA libraries from individual, well-characterized cells representing discrete stages of development or disease. This system provides for cleaner sampling of gene expression than can be accomplished in larger cultures of mixed or non-synchronized cells and may facilitate the discovery of potentially medically relevant genes and their functional characterization.

        The Company compares genes identified from UniCell(TM) cDNA libraries with known genes and genes from selected patient groups, to gain additional information on function and association with a given disease. For example, Progenitor has incorporated the UniCell(TM) system in its asthma genetics program to isolate from cells lining the airway the genes that may be responsible for the cellular and molecular changes that characterize asthma pathology. Such genes may serve as targets for design and development of candidate therapeutics to intervene in asthma and inflammatory processes. In addition, the Company has entered into a collaboration to use the UniCell(TM) system and related technologies to isolate and characterize novel hematopoietic genes from single murine hematopoietic cells during multiple defined stages of differentiation.

        BIOINFORMATICS

        The Company has implemented and has continued to upgrade an integrated bioinformatics system to capture, manage and analyze the data from its discovery programs and to serve as an interface between its developmental biology and disease genetics approaches. The Company's bioinformatics system links the two approaches, providing potentially important insights through the correlation of functionally-related genetic variations discerned at the cellular level, with disease-associated genetic variations identified in patient groups. The Company's bioinformatics system also provides a means to correlate and analyze data on its potential gene targets with data from public and proprietary databases using a combination of standard and proprietary computational tools and screening algorithms. This correlation and analysis may provide new insights and guidance to discovery programs, contributing to the isolation of new genes, elucidation of gene and protein function and determination of novelty. The Company's bioinformatics capabilities and computational biology tools also allow gene discovery through analysis of data from the Human Genome Project and other genomic databases. In addition, the Company's bioinformatics system provides a mechanism for potential collaborators and licensees to access and utilize the Company's discovery data on an ongoing basis.

        In order to enhance its bioinformatics capabilities, the Company has entered into a purchase and license agreement with Pangea Systems, Inc. ("Pangea") under which it acquired a custom bioinformatics hardware and software system, technical support, bioinformatics and data management consulting services and access to system enhancements. This system is compatible with and expands the Company's existing bioinformatics and general laboratory data management capabilities. The Company also serves as a beta test site for, and has an option for discounted purchase of, new bioinformatics products. In addition, the Company has entered into a separate collaboration agreement with Pangea under which the Company will explore potential collaborations that would combine the Company's developmental biology expertise with Pangea software to produce new bioinformatics products. See "Technology Agreements--Pangea Agreements."

        HIGH-THROUGHPUT GENOMIC SEQUENCING

        The Company has developed an automated, proprietary system for sequencing large regions of genomic DNA, and has adapted this for sequencing cDNAs. This system integrates directed sequencing and bioinformatics to facilitate analysis and comparison of large regions of human chromosomes and genes discovered in developing cells, tissues and organs. In September 1997, the Company received one issued U.S. patent which relates to this method of large-scale genomic sequencing.

        CHROMOSOME ANALYSIS AND GENE MAPPING

        The Company possesses a number of technologies that expedite positional cloning of disease genes from human populations and evaluation of genes discovered through developmental biology. These include physical mapping to locate markers, chromosome separation to analyze separately each parental chromosome for inheritance patterns, and clone coverage to obtain a proprietary series of overlapping contiguous clones spanning the chromosomal region believed to contain a disease gene. In addition to these technologies, the Company has developed a high-throughput approach for identifying and assaying new markers in any region of genomic DNA, which facilitates its disease association studies. The Company is using its marker identification technology to evaluate patient samples in its asthma gene discovery program to further refine its search for genetic variations that may be implicated in this disease.

        GENETIC ANALYSIS

        The Company implements several analytical methods for the identification of genes associated with complex diseases such as asthma. These methods include linkage analysis, identity-by-descent and population-based disease association. Linkage analysis involves determination of the likelihood that a specific genetic marker is associated with an inherited disease trait. Identity-by-descent analyzes whether affected individuals carry a particular chromosomal region more often than would be expected by chance. Identification of such a region that is identical-by-descent reduces the amount of chromosomal material that must be searched to locate a specific gene. Population-based disease association represents a statistically powerful comparison of affected and unaffected individuals from a given population to determine whether a particular chromosomal region is found at a higher frequency among affected individuals than unaffected individuals. The disease association method of genetic analysis may be applicable to a broad range of population types and diseases, including complex diseases. To provide it with the flexibility necessary to address complicated patterns of gene inheritance and expression, the Company has developed the ability to apply alternative analytical methods to a given disease gene discovery program. The Company used a combination of these methods to discover the HFE gene, and also is applying these methods in its asthma program.

FURTHER ELUCIDATION OF GENE FUNCTION

        Many of the tools the Company uses for gene discovery and initial functional characterization also are used in the further elucidation of gene function. The Company has built and may continue to supplement a set of developmental and adult models and systems for in-depth evaluation of the biological roles of its discoveries. In combination, developmental biology and disease genetics approaches to gene identification provide initial information on gene function and medical relevance. A more thorough understanding of biological functions and therapeutic implications is necessary to determine the appropriateness of genes as therapeutic targets. The Company has assembled a group of well-characterized cellular, developmental and adult models and methods to study the role of genes in tissue and organ formation in order to determine their therapeutic relevance. These include murine Xenopus (frog), Caenorhabditis elegans (roundworm) and Danio rerio (zebrafish) assays, transgenic and gene knock-out technologies and methods of gene delivery and protein expression.

        The Company believes that genes discovered using developmental biology and disease genetics are equally amenable to further functional characterization using these biological models. For example, developing cells, tissues and model systems allow direct evaluation of the role and potential utility of a gene by over-expressing or inhibiting the expression of the gene during cell growth, specialization, early organization of tissues and organ formation. In addition, the Company uses animal and human models of disease, such as tumor implants in animals or tissue samples from cancer patients, to study the expression and potential therapeutic relevance of its discoveries. By using a range of models, the Company has been able to predict and to elucidate further the role of the B219 leptin receptor in adult hematopoiesis, and the role of del-1 in angiogenesis and osteogenesis. The Company has access to the following models and technologies to accelerate the further elucidation of gene function.

        MURINE DEVELOPMENTAL ASSAYS

        The Company's murine ES and yolk sac stem cell lines and related proprietary methods serve as assay systems for the functional characterization of genes. Murine stem cells can be manipulated in order to study the effects of the addition or deletion of specific genes on normal cell function during development and specialization, either in vitro or in vivo, and the effects of candidate molecules on the genes in question. The Company currently is using this technology to identify and characterize novel genes, receptors and related proteins involved in the development of the blood and vascular systems. In addition, the Company has licensed an ES cell-based assay system from the National Jewish Center for Immunology and Respiratory Medicine ("National Jewish Center") to support cloning of an identified murine BFU-e red blood cell growth factor and its human equivalent. The Company also uses certain murine yolk sac stem cell lines to evaluate the effects of discovered genes on endothelial cell growth and blood vessel formation.

        The Company also has entered into two collaborations to exploit murine development to evaluate candidate genes from its discovery programs. The first collaboration, with the University of Cambridge, allows the Company to prioritize gene sequences for further functional characterization and to obtain whole-body evaluation of gene expression during murine development using in situ DNA hybridization. In situ DNA hybridization, which uses complementary binding of DNA strands to indicate gene expression at specific sites throughout an animal, was instrumental in the discovery by University of Cambridge researchers of two genes involved in the early formation of mammalian tissues.

        In the second collaboration, with Ohio University, transgenic mice are used as tools to study the effects of over- and under-expression of genes during early stages of development through adulthood, which the Company believes may provide results relevant to human gene function and medical applications.

        XENOPUS DEVELOPMENTAL ASSAYS

        The Company has entered into a collaboration to identify and functionally characterize novel hematopoietic genes using developing Xenopus systems. The Xenopus system is useful for assessment of mammalian gene function, particularly hematopoietic genes, because it can be manipulated easily and produces a large volume of eggs for insertion and analysis of numerous individual genes. Therefore, the biological effects of a broad range of mammalian genes can be assessed in a rapid, high-throughput, reproducible system.

        C. ELEGANS DEVELOPMENTAL ASSAYS

        The Company has entered into a collaboration to utilize C. elegans for functional characterization of selected sequences from its cDNA libraries. C. elegans is one of the most thoroughly-studied multi-cellular organisms in terms of both its development and its genome. C. elegans has numerous genetic, molecular and cellular similarities to higher organisms, including humans, which may enable functional evaluation of genes from a variety of sources, and elucidation of mechanisms of development and disease. The clear body of C. elegans simplifies observation of changes that result from insertion or deletion of genes. Moreover, because it is relatively easy to grow and to rapidly obtain numerous copies of genetically-identical offspring, C. elegans may be useful for rapid, high-throughput screening of genes and candidate molecules.

        ZEBRAFISH DEVELOPMENTAL ASSAYS

        As part of a research collaboration with Ohio University, the Company has access to the zebrafish as an additional high-throughput developmental biology assay system for gene characterization. Zebrafish have a number of useful attributes for developmental biology assay systems, including a clear body for organ visualization, ease of cell manipulation and transplantation, rapid development, prolific egg-laying, and an established information base on genes affecting development. Candidate genes from a variety of discovery sources may be inserted into fertilized zebrafish eggs in order to assess the effects of the genes during development. Such assays can be accomplished within 24 to 72 hours after transduction of the embryos with the genes of interest.

        TRANSGENIC AND GENE KNOCK-OUT TECHNOLOGIES

        Transgenic and gene knock-out animal models allow the Company to distinguish the effects of the gain or loss of function of individual genes from the background of genetic and cellular activity. Transgenic animals provide a means to evaluate the functional effects of the selective over-expression of a gene in living systems. The classical transgenic approach is to produce adult animals that express a given gene at continuous, high levels. This approach is time-consuming and unsuitable for high-throughput analyses. The Company's transgenic technologies minimize these drawbacks through over-expression of genes at selected stages in early development, and evaluation of the effects on cell development and specialization, and tissue and organ formation. The Company also produces developmental and adult gene knock-out models through genetic manipulation of ES cells. These models allow the Company to evaluate the biological effects of eliminating expression of a gene of interest. The Company uses a range of techniques to evaluate the effects of gene over-expression, or lack of expression, in major organs of mature animal models.

        GENE DELIVERY AND EXPRESSION

        Gene delivery and expression technologies permit the Company to study the function of newly discovered genes in a range of cellular and animal models. Among a variety of systems the Company uses is a proprietary gene delivery system, T7T7, which the Company developed in collaboration with Ohio University. T7T7 is a nonviral system that can induce expression of the gene it carries in a cell's cytoplasm (the area surrounding the nucleus). The T7T7 system works in both cell cultures and whole organisms, and in both dividing and nondividing cells. The Company has an agreement with Chiron to explore potential commercialization of the T7T7 system in clinical gene therapy applications. See "Corporate Agreements--Chiron Agreement" and "Patents and Proprietary Rights."

DISCOVERY PROGRAMS

        LEPTIN RECEPTORS

        Abnormalities in the expression of leptin and the functioning of leptin receptors have been implicated in obesity, diabetes and other metabolic disorders. The Company used its proprietary receptor discovery technology and murine developmental tissue resources to identify gene sequences that encode various forms of the B219 leptin receptor. In September and December 1994, the Company filed U.S. patent applications relating to the B219 leptin receptor. In July 1997 the Company received one issued U.S. patent from the USPTO for claims relating to genes encoding the leptin receptor. The Company also has received one notice of allowance from the USPTO for claims relating to genes encoding the leptin receptor, and one notice of allowance relating to a disease-associated leptin receptor variant and a method for detecting this variant. In December 1996, the Company licensed certain aspects of its leptin receptor technology to Amgen Inc. ("Amgen") for human therapeutic, diagnostic and prophylactic uses. The Company has retained exclusive rights to the leptin receptor technology for certain other uses, including small molecule screening and cell sorting. The Company is seeking collaborators in these two areas. See "Corporate Agreements--Amgen Agreements," "Patents and Proprietary Rights" and "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        The Company has published findings suggesting that leptin receptors may play a broad and fundamental biological role. In particular, the Company has demonstrated in vitro that leptin stimulates the growth and differentiation of certain hematopoietic cells, including stem cell populations found in adult bone marrow. In order to characterize further the function of leptin receptors, the Company is investigating the role of leptin in the hematopoietic and immune systems, for potential adjunct therapies for cancer and treatments for anemias and other disorders of the blood and immune system.

        HEREDITARY HEMOCHROMATOSIS

        Hereditary hemochromatosis is an iron overload disease that can lead to life-threatening conditions such as cirrhosis, liver cancer, diabetes, heart failure and arthritis. HH is one of the most common genetic disorders, with an estimated one million affected individuals in the U.S. If the disease is detected early, the simple treatment of blood removal can prevent serious liver disease and death. HH is under-diagnosed because it is difficult to correlate early symptoms, such as general fatigue and abdominal pain, with the disease. In addition, the confirmatory test for the disease is liver biopsy, an invasive procedure. The Company targeted HH because it believes that an accurate, non-invasive diagnosis of HH is an unmet medical need with significant implications for patient care.

        Using its disease genetics approach, the Company has discovered a gene, HFE, and its specific mutations associated with HH. The Company has pending U.S. and foreign patent applications relating to certain diagnostic markers for HH, and has received two notices of allowance from the USPTO for two such applications. The Company also has pending patent applications relating to mutations in HFE, for which it has received a notice of allowance from the USPTO, and pending patent applications relating to the gene itself. In addition, the Company has two pending patent applications on the transcript map of all genes in the region of HFE.

        In September 1997 Progenitor licensed to SmithKline Beecham Clinical Laboratories ("SBCL") certain exclusive rights to develop and perform clinical laboratory diagnostic testing for HH under Progenitor's patent applications covering the HFE gene and its specific mutations. Progenitor retains the right to develop and market clinical laboratory testing outside of the certain specified territories, and to form additional partnerships to develop and market kit-based diagnostic products after a waiting period not to exceed six months. Subject to its agreement with SBCL, the Company is seeking corporate collaborations to commercialize a diagnostic kit for HH. See "Corporate Agreements--SmithKline Beecham Agreement," "Patents and Proprietary Rights" and "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        The Company believes that HFE also may have a role in the biology of iron metabolism. The Company is developing functional data on HFE in this area to determine whether it has therapeutic applications for certain anemias and other diseases associated with iron metabolism. The Company is seeking collaborations to develop and commercialize these therapeutic applications.

        RED BLOOD CELL GROWTH FACTOR

        The Company believes there is a large and growing market for agents that stimulate new red blood cell development for patients with inherited anemias and for patients who are undergoing kidney dialysis, cancer chemotherapy or bone marrow transplantation. The Company has identified a growth factor activity that stimulates the formation and development of red blood cells from burst-forming units-erythroid ("BFU-e"), which are the earliest red blood cell precursors found in adult bone marrow. The identified activity is distinct from that of erythropoietin and other known growth factors. The Company is collaborating with Novo Nordisk, through its subsidiary, ZymoGenetics, Inc. ("ZymoGenetics"), for research, development and commercialization efforts relating to the BFU-e red blood cell growth factor activity identified by the Company. The Company, along with Novo Nordisk, is seeking to purify the murine BFU-e red blood cell growth factor and clone its gene and its human equivalent. See "Corporate Agreements--Novo Nordisk Agreement" and "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        DEL-1 GENE IN ANGIOGENESIS AND OSTEOGENESIS

        The Company believes that drugs designed to inhibit the growth of new blood vessels may represent an important therapeutic approach to treating cancer. The Company, in collaboration with Vanderbilt University ("Vanderbilt"), has discovered del-1, a gene that encodes a novel cell-surface protein, Del-1, involved in the early growth and development of blood vessels and bone. Since del-1 is not expressed in most normal adult tissues, and Del-1 is accessible in the lining of blood vessels, the Company believes that Del-1 may be a highly specific, accessible and stable target for the development of cancer therapeutics, diagnostics and imaging agents. The Company has shown that mice implanted with human tumors express the murine del-1 gene in developing blood vessels that feed the tumor. The Company also has demonstrated that a variety of human tumor samples have a higher level of del-1 expression than normal, noncancerous tissues. The Company has formed a collaboration to evaluate Del-1 for anti-angiogenic effects in model systems. In addition, the Company is investigating del-1 expression in bone and cartilage formation for potential therapeutic applications in bone growth and repair, and osteoporosis.

        Progenitor and Vanderbilt have filed jointly two U.S. patent applications relating to the del-1 nucleotide sequences, the proteins they encode, methods of expressing functional gene products, methods of using del-1 and Del-1, and genetically engineered cells. A corresponding international patent application was published in December 1996. The Company has an exclusive, worldwide license to Vanderbilt's commercial rights under these patent applications.

        Interneuron owns an option to acquire an exclusive license to manufacture, use and sell certain aspects of Del-1. Subject to such option, the Company is seeking collaborations to pursue the research, development and commercialization of del-1 and Del-1. See "Corporate Agreements--Interneuron Agreement."

        ASTHMA

        Asthma is a respiratory disease that affects approximately 12 million people in the U.S. Current medications address only symptoms, leaving an unmet medical need for treatments of the causes of asthma. The Company is attempting to identify and characterize novel genes as potential therapeutic targets for such treatments. To this end, the Company has undertaken a gene discovery program that combines its disease genetics and developmental biology approaches to identify novel therapeutic targets through an understanding of both the genetics and the biology of asthma. The disease genetics elements of the program include clinical collaborations for DNA samples from patient populations showing strong evidence of an inherited asthma component, whole-genome linkage scanning to determine the locations of genes involved, positional cloning for gene isolation, and high-throughput gene polymorphism detection for further analysis of patient DNA and testing of candidate therapeutics. In the initial studies performed by the Company using a portion of the patient DNA samples, linkages have been established to specific chromosomal regions. The Company is applying disease association methods and chromosome analysis technologies to some of these regions to identify candidate disease genes for evaluation.

        The developmental biology elements of the program may include cDNA and gene expression methods to evaluate patients' cells involved in the asthma inflammatory response in order to identify the genes responsible for the functional changes occurring in these cells as they participate in asthma pathophysiology. The program also may include cDNA and gene expression studies using developmental and animal models, and application of Progenitor's UniCell(TM) technology to generate unique cDNA libraries from single cells. In addition, the Company may use developmental and disease models to conduct functional analyses to elucidate the cellular and molecular biology of asthma, and to validate gene discoveries as therapeutic leads and targets.

        By combining its disease genetics and developmental biology gene discovery approaches, the Company believes it may be able to confirm the relationship of the functional role of an identified gene in the disease manifestations of asthma. For example, the Company's developmental models may permit the investigation of the functions of candidate genes identified through disease association studies. Genes identified through developmental biology models of functional specialization may be correlated with genes unique to its asthma patient groups. The Company believes that this ability to combine two gene discovery approaches, and to compare the results from the two, will enable it to identify genes with important functional roles in asthma that will serve as novel targets for the development of new therapeutics for this disease. The Company is seeking a corporate collaboration for this program.

        GENES FROM DEVELOPING SYSTEMS

        The Company has an ongoing program to identify and characterize novel genes from individual cells undergoing critical stages of angiogenic and hematopoietic specialization early in development. Using its UniCell(TM) system, the Company is able to generate cDNA libraries from individual, well-characterized cells from proprietary angiogenesis and hematopoiesis differentiation systems. The Company believes that its program may allow it to identify the genes that control key stages of differentiation, and that these genes will have important and fundamental functions in hematopoiesis and angiogenesis. Genes controlling hematopoiesis may provide a novel source for blood cell growth factors and receptors, as therapeutic leads and targets for diseases of the blood and immune system, and for support therapies for cancer patients. Genes controlling angiogenesis may provide unique targets for therapeutic and diagnostic approaches to cancer and to other diseases characterized by abnormal blood vessel growth, such as diabetic retinopathy and macular degeneration, diseases that are leading causes of blindness.

        The Company has several ongoing collaborations to provide additional sources of novel genes associated with early hematopoiesis and angiogenesis, including programs to generate novel hematopoietic and angiogenic genes from early developmental systems such as ES, yolk sac, developing liver and other precursor cells. Through one collaboration, the Company has generated a number of UniCell(TM) cDNA libraries from a proprietary hematopoiesis/angiogenesis differentiation system. Through a second collaboration, the Company has generated multiple libraries from human vascular endothelial cell precursors. The Company's preliminary analyses have suggested that several novel sequences from these libraries may have useful biological or pharmacological properties. The Company may select sequences from these libraries for preparation of full-length genes for further characterization and analysis in functional assays and model systems. If these gene sequences are determined to be therapeutically relevant, the Company will seek to exercise its rights under its collaborative agreements and may enter into commercial collaborations for further development of these gene sequences as therapeutic targets. See "del-1 Gene in Angiogenesis and Osteogenesis" and "License Agreements--Vanderbilt University."

        With respect to all of the above programs, there can be no assurance that the Company will be successful in entering into additional collaborative agreements or that any drugs or other products will be developed or commercialized, that any additional patents will issue from any of the Company's applications with respect to such programs or that, if issued, any resulting patents will provide the Company with meaningful protection or rights. See "Factors That May Affect Future Financial Results--Uncertainty of Product Development," "--Dependence on Collaborators and Licensees," "--Uncertainty of Patents and Proprietary Rights" and "--Dependence upon Research Collaborators and Scientific Advisors."

CORPORATE AGREEMENTS

        SMITHKLINE BEECHAM CLINICAL LABORATORIES AGREEMENT

        In September 1997 the Company granted to SBCL, in certain designated territories, an exclusive right and license (including the right to grant sublicenses) under Progenitor's patent applications and know-how covering the HFE gene and its specific mutations, to make, use, have made and import materials or components for the sole purpose of developing certain diagnostic or screening assays, and offering to sell, selling and performing such assays in clinical laboratories. Under certain circumstances, at SBCL's election, the exclusive right and license granted by the Company may be converted to a nonexclusive, nontransferable right and license on a territory by territory basis. Under the agreement, the Company also granted to SBCL a right of negotiation to obtain a right and license, under the Company's patent applications and know-how, to make, have made, use, offer to sell, sell and import kits in the designated territory. In the event that the Company and SBCL have not agreed upon the material commercial terms of such right and license concerning kit-based diagnostic products prior to the expiration of the right, the Company may enter into an agreement with any third party granting such right and license.

        Under the terms of the agreement, SBCL is to bear all costs and expenses associated with making, having made, using and importing the assay or its components for the purpose of offering to sell, selling, and performing the assays in the designated territories. Within certain specified provisions, SBCL also will defend, indemnify and hold harmless Progenitor, its employees and affiliates from any loss, damage or liability, including attorney's fees, resulting from any claim, complaint, suit, proceeding or cause of action alleging physical or other injury, including death, arising from the provision of the assay or services using said assay. In partial consideration of the exclusive rights and license, the Company is to receive guaranteed annual fees through the end of the first five years of the agreement, such fees to be creditable against royalties due and payable to the Company by SBCL in the given one-year period. The Company also is to receive pre-determined royalty payments on a per-test basis, for each test from which SBCL derives revenue. In the event that SBCL's exclusive license is converted to a nonexclusive license, under the terms of the agreement, SBCL shall pay the Company a reduced annual fee following the conversion. Such payment shall be creditable against royalties due and payable to the Company by SBCL within the one-year period. Under such nonexclusive license, the Company is to receive royalty payments, at a reduced pre-determined rate, on a per-test basis, for each test from which SBCL derives revenue.

        The Company retains the right to develop and market clinical laboratory testing outside the designated territories, and subject to SBCL's right of negotiation, to negotiate with third parties for the development and marketing of kit-based diagnostic products. Subject to certain provisions under the agreement, the Company is seeking corporate collaborations to commercialize a kit-based diagnostic for HH. See "Patents and Proprietary Rights" and "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        In connection with the Offering, SR One, a venture capital affiliate of SmithKline Beecham p.l.c., purchased 214,000 Units.

        AMGEN AGREEMENTS

        In December 1996, the Company entered into a license agreement with Amgen relating to certain aspects of the Company's leptin receptor technology. The agreement grants Amgen an exclusive, worldwide license, with the right to grant sublicenses, to use the Company's patent rights relating to the leptin receptor and antibodies to the leptin receptor to develop products with human therapeutic, diagnostic and prophylactic uses. In addition, Amgen received a non-exclusive, worldwide license, with the right to grant sublicenses, to other patent rights that are necessary or useful to Amgen in the development and commercialization of the leptin receptor technology in Amgen's field of use. The Company retained exclusive rights to its leptin receptor technology for the following uses: (i) any ex vivo uses for ligand and small molecule drug screening; (ii) any ex vivo uses for cell sorting; (iii) any anti-sense uses for human therapeutic, diagnostic and/or prophylactic applications; and (iv) any in vivo human therapeutic, diagnostic and/or prophylactic applications of antibodies to the leptin receptor. The Company also retained a non-exclusive right, with a right to grant licenses, to the leptin receptor technology for human diagnostic uses to the extent necessary to develop and commercialize products under the Company's exclusive retained rights, and a non-exclusive right, without the right to grant licenses, to the licensed technology in Amgen's field of use for research and development purposes only. Amgen has sole discretion over the development and commercialization of licensed products.

        The license agreement terminates upon the expiration of the last to expire of any issued patent or patents that might issue relating to the licensed technology. Amgen may terminate the agreement earlier by providing written notice of its election to discontinue all development and commercialization activities relating to the licensed technology, and also may terminate, in whole or in part, any of the licenses granted to it under the agreement, by providing 60 days' written notice of termination. In addition, the Company may terminate the agreement earlier in the event of a material breach by Amgen of its obligations or any of its representations and warranties under the agreement. Upon a termination, other than as a result of a material breach by the Company, Amgen's license rights revert to the Company.

        The Company received a $500,000 license fee upon execution of the agreement. In addition, in the event that Amgen pursues the development of products related to the licensed technology, the Company would be entitled to receive up to an additional $22.0 million upon attainment of certain development, regulatory and commercialization milestones, plus potential royalties on product sales. Additional milestone payments of up to $12.0 million, plus royalty payments, could be made to the Company for the development and commercialization of a subsequent product. An additional $2.0 million in milestone payments, plus royalties, could be paid to the Company for the regulatory approval and commercialization of a diagnostic test. There can be no assurance that Amgen will pursue the development of products related to the licensed technology, or, if it decides to pursue such development, that it will be successful in developing or commercializing any products using the Company's leptin receptor technology or that the license agreement will not terminate prior to its expiration. As such, there can be no assurance that any milestones will be achieved or that any royalties or other payments contemplated by the license agreement will ever be made. See "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        In connection with the license agreement, the Company and Amgen entered into a Stock Purchase Agreement (the "Amgen Purchase Agreement"), which provided for the purchase by Amgen of 1,023,256 shares (the "Amgen Shares") of Common Stock in exchange for $4.5 million in cash and a $1 million promissory note concurrently with the closing of the Offering. Pursuant to the Amgen Purchase Agreement, Amgen has agreed for a period of time to limit its ownership interest in the Company below a specified percentage. Pursuant to the Amgen Purchase Agreement, Amgen also received certain registration rights with respect to the Amgen Shares.

        NOVO NORDISK AGREEMENT

        In May 1995, the Company and Novo Nordisk, through its subsidiary ZymoGenetics, entered into a research, development and commercialization agreement under which Novo Nordisk received an exclusive, worldwide license to any and all rights of the Company related to the BFU-e red blood cell growth factor activity identified by the Company for any and all human therapeutic and small molecule drug design uses. An amended and restated agreement was executed between the parties in January 1997. Under the agreement, the development effort is divided into two stages. During the first stage, Novo Nordisk and the Company are attempting to purify, clone and sequence a BFU-e red blood cell growth factor and other growth factors with similar hematopoietic functions. If this stage is successfully completed, Novo Nordisk will have the right to decide whether to proceed to the second stage, in which the Company may conduct research to establish the biological function of the growth factor. During the second stage, if commenced, Novo Nordisk has the option to engage the Company for additional research, which may entitle the Company to receive up to $4.0 million in research fees from Novo Nordisk.

        The agreement with Novo Nordisk terminates upon the expiration of the last patent that might issue relating to the Company's growth factor discoveries. Novo Nordisk also has a right to earlier termination of the agreement upon 30 days' notice. If Novo Nordisk exercises this right prior to paying a license fee, it would be obligated to grant to the Company an exclusive worldwide license to all of Novo Nordisk's rights arising from the research conducted pursuant to the agreement to make, use and sell related products. In the event that Novo Nordisk and the Company have developed joint technology under the agreement prior to such early termination, the Company would be obligated to pay Novo Nordisk royalties for any sales of products made using the licensed technology.

        If Novo Nordisk decides to develop any licensed products, it will be obligated to pay the Company a one-time license fee of $2.0 million and up to an additional $22.0 million for each product if certain clinical testing, regulatory and marketing approval milestones are met. In addition, the Company has the right to receive royalties for sales of any resulting products. In the event that all milestones are reached with respect to the BFU-e red blood cell growth factor, the Company would receive an aggregate of $28.0 million under the agreement, plus royalties on any net product sales. Novo Nordisk has the right to manufacture and market any such products on an exclusive worldwide basis. There can be no assurance that the Company or Novo Nordisk will successfully clone the murine BFU-e red blood cell growth factor or its human equivalent, or, if the factor is cloned, that Novo Nordisk will continue the program, that the license agreement will not otherwise be terminated prior to its expiration, that the Company will be able to clarify the biological function of the growth factor or that Novo Nordisk will be successful in developing and commercializing any drugs or other products utilizing the BFU-e red blood cell growth factor. As such, there can be no assurance that any milestones will be achieved, or that any royalties or other payments contemplated by the agreement will ever be made. See "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        CHIRON AGREEMENT

        In March 1995, the Company entered into an agreement with Chiron for the development and commercialization of the T7T7 gene delivery system for selected applications. The agreement grants Chiron an exclusive, worldwide license to the T7T7 gene delivery system for (i) all products carrying a single specified gene, which has potential applications for tumor ablation; (ii) four infectious disease vaccine constructs; (iii) products used for the prevention, therapy or diagnosis of human restenosis; (iv) five additional constructs designated by Chiron; and (v) additional constructs, with certain limitations, that may be designated by Chiron upon payment of a fee for each such additional construct. The Company also may grant licenses to third parties to constructs for fields of use not licensed to and not in conflict with the exclusive licenses granted to Chiron. Any such third-party licenses are subject to Chiron's right of first refusal for any construct of the T7T7 gene delivery system not already covered by the agreement for the development of a noninfectious disease vaccine. Pursuant to the agreement, Chiron and the Company may develop jointly the T7T7 tumor ablation product for the treatment of cancer. The parties will own jointly all preclinical and clinical data from the collaboration, which may be used by either party for any purpose subject to the exclusive licenses granted to Chiron. The Company has the right to collaborate and jointly invest in Chiron's development efforts on the tumor ablation product, with the Company's level of participation in any resulting product revenues based on its relative contribution to development costs. Under the agreement, Chiron has committed to use reasonable efforts to commercialize one or more licensed products and has certain manufacturing rights and obligations for any resulting products. If Chiron chooses to abandon development of a construct, its license rights terminate with respect to that construct. Subject to the foregoing rights, the agreement provides that each party will retain ownership of all inventions (and any related patents) made solely by its employees and arising from the activities performed under the agreement.

        The agreement terminates upon the later of the expiration of the patents upon which it is based or, within any given country, ten years after the first commercial sale of a product developed under the agreement within such country. In such events, Chiron's affected license rights become fully paid and non-exclusive. Chiron also may terminate the agreement earlier with respect to any particular construct upon 30 days' notice, and either party may terminate the agreement in the event of a material breach by the other party of its obligations under the agreement. In such events, Chiron's license rights would revert to the Company, but Chiron would retain exclusive rights to inventions and discoveries made solely by its employees, and joint rights to discoveries made jointly with the Company. Chiron also would be required to pay the Company all royalties accrued before termination.

        The Company received a $2.5 million payment upon execution of the agreement as a license fee and reimbursement of past research and development expenses, and an additional $500,000 in January 1996 for continued funding of the Company's research and development expenses. The Company has paid Chiron $750,000 pursuant to the agreement, in full satisfaction of the Company's obligation to reimburse Chiron for certain start-up manufacturing costs. Under the agreement, the Company is entitled to receive up to an additional $4.3 million in various fees and milestone payments for each licensed product if all specified research, clinical development, regulatory and marketing approval milestones are achieved, plus additional fees for development of specific constructs and for the first product developed. The agreement encompasses a minimum of eleven potential products that Chiron may develop. In the event that all such milestones are achieved and all contemplated products reach market, the Company would receive an aggregate of $51.3 million (including payments already received) plus royalties on net product sales. There can be no assurance that the Company and Chiron will be successful in developing or commercializing any drugs or products utilizing the T7T7 gene delivery system or that the agreement will not terminate prior to its expiration. As such, there can be no assurance that any milestones will be achieved or that any royalties or other payments contemplated by the agreement will ever be made. See "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

        INTERNEURON AGREEMENT

        In July 1997, the Company granted Interneuron an option to acquire an exclusive, worldwide license to manufacture, use and sell certain aspects of Del-1 for human therapeutic uses on terms to be negotiated. The Company retained the right to negotiate with third parties to license Del-1, subject to a right of first refusal held by Interneuron and provided that, in the event the Company grants such rights to a third party, the Company must share fees, milestone payments and royalties with Interneuron. Should the Company develop and sell products using Del-1 independently, the Company will be required to pay Interneuron royalties on net sales. The option and right of first refusal agreement terminates upon the expiration of the last to expire of any patent that might issue relating to the licensed technology, or upon the conclusion of a license agreement with Interneuron.

        In exchange for receiving the option and right of first refusal, Interneuron paid the Company $1 and relinquished its right to certain minimum return adjustments through the quarter ended April 7, 1997 to the conversion ratio of the Company's Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"). Interneuron and the Company agreed to determine the value of the relinquishment of the minimum return adjustments and the extent to which such value may be credited against payments, including royalties, that would otherwise be payable to the Company under any license agreement with Interneuron. The terms of the Series A Preferred Stock provided for Interneuron to receive a 35% annual return, implemented through minimum return adjustments to the conversion ratio of the Series A Preferred Stock, at the time the Series A Preferred Stock converts to Common Stock. Such conversion occurred automatically on the closing of the Offering and, accordingly, prior to the relinquishment, Interneuron received an additional 1,439,016 shares of Common Stock upon the closing of the Offering. See "Discovery Programs" and "Factors That May Affect Future Financial Results--Control of Company by, and Potential Conflicts of Interest with, Interneuron."

TECHNOLOGY AGREEMENTS

        AFFYMETRIX AGREEMENT

        The Company has entered into an agreement with Affymetrix, Inc. ("Affymetrix") with respect to a technology that has the potential to expedite the discovery of candidate genes in disease association studies. Pursuant to this agreement, Affymetrix and the Company have agreed to use a DNA-enrichment method developed by the Company in combination with Affymetrix's GeneChip(TM) technology to evaluate the utility of this combined technology for identifying DNA variations in expressed genes. The Company believes that, once identified, such variations may accelerate the identification of candidate genes and chromosomal regions that are implicated in human disease.

        PANGEA AGREEMENTS

        The Company has entered into purchase and collaboration agreements with Pangea relating to the licensing and further development of advanced bioinformatics technology. Pursuant to the agreements, the Company purchased bioinformatics products that combine hardware and software for use in information management and high-throughput analysis. The Company serves as a principal test site for new systems and technologies developed by Pangea, and is eligible to purchase new products at a substantial discount. The Company and Pangea also may explore potential collaborations that would combine the Company's developmental biology expertise with Pangea software to produce new bioinformatics products.

LICENSE AGREEMENTS

        VANDERBILT UNIVERSITY

        In July 1995, the Company entered into a license agreement with Vanderbilt pursuant to which the Company obtained an exclusive worldwide license to Vanderbilt's commercial rights under jointly owned patent applications to develop and market products and processes utilizing technology relating to del-1 and Del-1. Under this agreement, the Company is obligated to pay royalties on any resulting product sales. Vanderbilt may terminate the agreement after three years if the Company has not made adequate efforts to commercialize products based on the gene.

        STANFORD UNIVERSITY

        In February 1997, the Company entered into a license agreement with Stanford for an exclusive worldwide license to Stanford's commercial rights under a patent application relating to the EPM1 epilepsy gene, which allows the Company to develop and market diagnostic and therapeutic products relating to the gene. Under this agreement, the Company is obligated to pay certain patent expenses, royalty milestones on patents, and royalties on any resulting products.

        OHIO UNIVERSITY

        The Company entered into licensing agreements with Ohio University as of January 1992 relating to yolk sac stem cells and as of April 1993 relating to the T7T7 gene delivery system. The licensing agreements, as amended, grant the Company an exclusive worldwide license to the yolk sac stem cells and T7T7 gene delivery system, respectively, and related technologies covered in Ohio University's existing patents and patent applications, as well as any technology developed from related sponsored research. In exchange, the Company is obligated to pay Ohio University certain license and research fees as well as royalties based on net sales of any resulting products. In addition, under the 1992 license agreement and the terms of a related stock purchase agreement, The Ohio University Foundation received a 5% equity interest in the Company subject to certain anti-dilution protection and was granted the right to purchase 25,000 shares of Common Stock in the event of an initial public offering, merger or other similar corporate transaction, at a price equal to 50% of the anticipated public offering price or merger or other consideration, as applicable. The Ohio University Foundation exercised such right to purchase 25,000 shares immediately prior to the closing of the Offering at a price equal to $2.69 per share. The Ohio University Foundation's right to designate two representatives to the Board of Directors of the Company terminated upon the consummation of the Offering.

ADVANCED TECHNOLOGY PROGRAM GRANT

        In November 1994, the Company was awarded a $2.0 million, three-year grant to study yolk sac-derived endothelial cells for therapeutic applications under the ATP. The grant specifies the research and development of therapeutics based on an understanding of the biology of development of endothelial cells. The research agreements between the Company and its subcontractors under the ATP grant (The University of Colorado, The University of Wisconsin, Ohio University, Vanderbilt University and Bio Support, Inc.) require that all parties assign rights to any inventions made by them under the grant to the Company. The ATP grant provides that the Company retains full rights to any intellectual property developed as part of the project.

        The ATP grant is administered by the United States Department of Commerce. As of September 30, 1997, the Company had received approximately $1,651,000 under the ATP grant, and $129,699 in additional funds were payable to the Company. The balance of the grants, approximately $349,000, is payable in equal quarterly installments during the period from October 1, 1997 to May 31, 1998. The grant is subject to yearly appropriations by the United States Congress for the ATP program, and legislation has been introduced to eliminate the program. The National Institute of Standards and Technology has informed the Company that, although it could not guarantee the availability of funds for the Company's grant for the year ending May 31, 1998, it is likely that the Company will receive such grant payments. There can be no assurance, however, that funding for the ATP program will not be reduced or eliminated at any time.

PATENTS AND PROPRIETARY RIGHTS

        Patents and licenses are important to the Company's businesses. The Company's policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of its business. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. To date, the Company has filed or exclusively licensed a number of pending patent applications in the USPTO relating to its various technologies and discoveries, as well as foreign counterparts of certain of these applications in Europe, Japan and certain other countries. Also, through the acquisition of Mercator, the Company obtained Mercator's patent and proprietary rights.

        Progenitor owns one issued U.S. patent which relates to nucleic acid molecules that encode the B219 leptin receptor. In addition, Progenitor owns, or has exclusively licensed, a number of pending U.S. patent applications, and certain corresponding foreign applications, relating to its various technologies and discoveries. These pending patent applications include the following: seven U.S. applications, owned by Progenitor, relating to certain leptin receptors (including various isoforms of the leptin receptor), for which the USPTO has issued two notices of allowance; two U.S. patent applications, co-owned with and licensed from Vanderbilt, relating to del-1; one U.S. application, licensed from Ohio University, relating to the T7T7 gene delivery system; and one allowed U.S. application, licensed from Ohio University, relating to yolk sac stem cells. Through the Acquisition, Progenitor owns one issued U.S. patent which relates to a method for conducting large-scale genomic sequencing. Also through Mercator, Progenitor presently has pending eleven U.S. patent applications, a provisional U.S. patent application and certain corresponding foreign applications. These patent applications relate to the following three basic inventions: (i) a method for diagnosing HH utilizing genetic markers associated with the HFE gene region, for which the Company has received two notices of allowance from the USPTO; (ii) HH diagnostic markers which are genetic mutations within the HFE gene, for which the Company has received a notice of allowance from the USPTO; and (iii) the HFE gene, cloned versions of the gene, expression of the gene product in recombinant form, and various uses of the gene in the development of research tools, diagnostics and therapeutics. Also, among the eleven pending applications are two patent applications relating to a transcript map of all genes in the region of the HFE gene. In addition, the Company has an exclusive license from Stanford for a U.S. patent application relating to the EPM1 epilepsy gene.

        Additionally, Progenitor has an exclusive license from Ohio University to one issued U.S. patent covering a method of providing tissue-specific expression of exogenous genetic material in a mammal by genetically transformed embryonic carrier cells such as yolk sac cells, and one issued U.S. patent relating to the T7T7 gene delivery system. Progenitor also has licensed, on a nonexclusive basis, from Associated Universities, Inc. and the Wisconsin Alumni Research Foundation, respectively, two issued U.S. patents relating to the T7T7 gene delivery system.

        Through the acquisition of Mercator, Progenitor also owns a number of research methods and tools developed by Mercator that currently are held as trade secrets. Examples of these technologies are an improved, integrated approach to clone coverage and physical mapping, high-throughput genotyping systems, proprietary screening probes that allow improved gene isolation across a given genomic region, a large-scale method for evaluating DNA sequence variation across many individuals, and computer software to speed the discovery of sequence differences in genomic DNA.

        The Company's success will depend to a significant extent on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the patent positions of biotechnology and pharmaceutical companies can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted with certainty. Commercialization of pharmaceutical products can be subject to substantial delays as a result of the time required for product development, testing and regulatory approval. The value of any patents issued or licensed to the Company may depend upon the remaining term of patent protection available at the time products that utilize the patented technology are commercialized.

        The Company believes that there may be significant litigation regarding patent and other intellectual property rights relating to leptin and leptin receptors. The Company is aware that Millennium Pharmaceuticals, Inc. ("Millennium") has filed a patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffmann-La Roche Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor. There can be no assurance that Millennium's patent application, or any additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, including obesity. There can be no assurance that the invention by Millennium will be accorded an invention date later than Progenitor's invention date, or that any patent issued to Progenitor would be broad enough to cover leptin receptors of Millennium or others. Progenitor's failure to obtain a patent that covers the leptin receptors of Millennium or others, or the issuance of a patent to a third party covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is aware of a patent issued to Barry E. Rothenberg, related to a method to identify hemochromatosis. The Company believes that the patent may have been licensed to a private biotechnology company. The Rothenberg patent does not include claims related to gene structure or the specific mutations that give rise to hemochromatosis. However, there can be no assurance that Progenitor and its licensee, SmithKline Clinical Labs, would be able to market an HH test without obtaining a license to the Rothenberg patent. If such a license is required, there can be no assurance that it may be obtained on commercially reasonable terms.

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

        The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to human therapeutic uses. Substantial periods of time pass before the USPTO responds to applications. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its pending or future patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, and whether they will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications on such inventions.

        There can be no assurance that any patents issued to the Company would not be held invalid or unenforceable by a court or that such patents would cover products or technologies of the Company's competitors. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of the Company. To protect its proprietary rights, the Company may be required to participate in interference proceedings declared by the USPTO to determine priority of invention, which may result in substantial cost to the Company. Moreover, even if the Company's patents issue, there can be no assurance that they will provide sufficient proprietary protection or will not be later limited, circumvented or invalidated. Accordingly, there can be no assurance that the Company will develop proprietary technologies that are patentable, that the Company's patent applications will result in patents being issued or that, if issued, patents will afford protection against competitors with similar technology or products, nor can there be any assurance that the Company's patents will not be held invalid by a court of competent jurisdiction.

        In addition to patent protection, the Company also relies to a significant extent upon trade secret protection for its unpatented confidential and proprietary information, including many of the Company's key discovery technologies. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology. To protect its trade secrets, the Company requires its employees, consultants, scientific advisors and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement with the Company. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while employed by the Company will be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, that the Company can meaningfully protect its rights in such unpatented proprietary technology through other means, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, advisors, collaborators or licensees or others, or that others will not independently develop substantially equivalent technology. The loss of trade secret protection of any of the Company's key discovery technologies would materially and adversely affect the Company's competitive position and could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators, licensees or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects and, if adversely determined, such disputes could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company may incur substantial costs if it is required to defend itself in patent suits brought by third parties or if the Company initiates such a suit to enforce the Company's patents or to determine the validity, scope or enforceability of other parties' proprietary rights. Any legal action against the Company or its collaborators or licensees claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborators or licensees to obtain a license or licenses in order to continue to manufacture or market the affected products and processes or require the Company or its collaborators or licensees to cease doing so. There can be no assurance that the Company or its collaborators or licensees would prevail in any such action or that any license required under any such patents would be made available on commercially acceptable terms, if at all. Any adverse outcome of such litigation could have a material adverse effect on the Company's business, financial position and results of operations. In addition, if the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources. The Company is unable to predict how courts will resolve any future issues relating to the validity, scope or enforceability of its patents should they be challenged.

        It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses, cease certain activities or pay substantial damages. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially acceptable terms, if at all. Failure by the Company or its collaborators and licensees to obtain a license to any technology required to commercialize the Company's discoveries may have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Financial Results--Uncertainty of Patents and Proprietary Rights."

COMPETITION

        Research in the field of genomics is highly competitive. Competitors of the Company in the genomics area include, among others, public companies such as Gene Logic, Inc., Genome Therapeutics Corp., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Microcide Pharmaceuticals, Inc., Millennium, Myriad Genetics, Inc., and Sequana Therapeutics, Inc., as well as private companies and major pharmaceutical companies and universities and other research institutions, including those receiving funding from the federally funded Human Genome Project. The Company's competitors may discover, characterize or develop important genes in advance of the Company, which could have a material adverse effect on any related Company discovery program. The Company expects competition to intensify in genomics research as technical advances in the field are made and become more widely known.

        In addition, the Company faces, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and governmental agencies. The Company is subject to significant competition from organizations that are pursuing technologies that are the same as or similar to those which constitute the Company's discovery approaches, and from organizations that are pursuing pharmaceutical or diagnostic products that are competitive with the Company's or its collaborators' potential products. Many of the organizations competing with the Company have greater capital resources, larger research and development staffs and facilities, greater experience in drug discovery and development, the regulatory approval process and pharmaceutical product manufacturing, and greater marketing capabilities than the Company. See "Factors That May Affect Future Financial Results--Intense Competition; Rapid Technological Change."

        The Company is and will continue to be reliant on its collaborators and licensees for support of its programs, including preclinical and clinical development, manufacturing and marketing of its initial products. The Company's present and future collaborators and licensees are now conducting or are expected to conduct, multiple product development efforts within disease or technology areas that are the subject of their respective alliances with the Company. Any product candidate or technology of the Company may therefore be subject to internal competition with a potential product under development or a technology platform under evaluation by a collaborator or licensee. See "Factors That May Affect Future Financial Results--Dependence on Collaborators and Licensees."

GOVERNMENT REGULATION

        Prior to marketing, new drugs, diagnostic kit products or other products developed by the Company or its collaborators or licensees must undergo an extensive regulatory approval process in the U.S. and other countries. This regulatory process, which includes preclinical studies and clinical trials, and also may include post-marketing studies of each product candidate to establish its safety and efficacy, usually takes many years and requires the use of substantial resources. Preclinical studies of new drugs include laboratory evaluations and will require animal tests conducted in accordance with the FDA's cGLP regulations to assess the product's potential safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible of varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections also may be encountered based upon changes in the FDA's policies for drug or biologic approval during the period of product development and FDA regulatory review of each NDA submitted in the case of new pharmaceutical agents, or PLA in the case of biologics. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and its collaborators or licensees, and have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that regulatory approval will be obtained for any drugs or other products developed by the Company or its collaborators or licensees. Furthermore, regulatory approval may entail limitations on the indicated use of a drug or other product. Because certain of the products likely to result from the Company's discovery programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities other than the FDA and, as a result, regulatory approvals may be obtained more slowly than for products using conventional technologies. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the NIH must be submitted to the FDA and the NIH, and may be subject to approval by the RAC and the NIH. Furthermore, gene therapies are relatively new technologies that have not been tested extensively in humans. The regulatory requirements governing these products and related clinical procedures for their use are uncertain and subject to change.

        Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. Among the conditions for product approval and continued marketing approval is that the quality control and manufacturing procedures of the Company or its collaborators or licensees conform to the FDA's cGMP regulations, which must be followed at all times. In complying with cGMP requirements, manufacturers must expend time, money and effort on a continuing basis in production, record keeping and quality control. Manufacturing establishments, both domestic and foreign, are subject to inspection by or under the authority of the FDA and by other federal, state and local agencies. Failure to pass such inspections may subject the manufacturer to possible FDA actions such as the suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA also may require the manufacturer to recall a product from the market.

        Discovery of previously unknown problems with a product may have adverse effects on the Company's business, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including during preclinical studies and clinical trials, the approval process or post-approval, may result in various adverse consequences to the Company, including the FDA's delay in approval of or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA or PLA holder. The Company has not submitted an IND for any product candidate, and no product candidate has been approved for commercialization in the U.S. or elsewhere. The Company intends to rely primarily on its collaborators or licensees to file INDs and generally direct the regulatory approval process. No assurance can be given that the Company or any of its collaborators or licensees will be able to conduct clinical trials or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's collaborators or licensees from marketing drugs or other products developed by the Company or will limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the current standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources. See "Factors That May Affect Future Financial Results--Government Regulation; No Assurance of Regulatory Approval" and "--Hazardous and Radioactive Materials; Environmental Matters."

PRODUCT LIABILITY INSURANCE

        The testing, manufacture, marketing and sale of pharmaceutical and other products entail the inherent risk of liability claims or product recalls and associated adverse publicity. Clinical trials and sales by the Company or its collaborators or licensees of potential products incorporating the Company's discoveries may expose the Company to potential liability resulting from the use of such products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others selling such products. The Company currently has a limited amount of clinical trial and product liability insurance coverage through inclusion on Interneuron's insurance policies. The Company will seek to obtain its own coverage as needed and will maintain and appropriately increase such coverage as clinical development of any product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. Certain of the Company's license agreements require the Company to indemnify licensors against product liability claims arising from products developed using the licensed technology. Also, certain of these agreements and other collaborative and license agreements require the Company to maintain minimum levels of insurance coverage. The failure to maintain product liability coverage, or the occurrence of any product liability claim, or a recall of any products of the Company or its collaborators or licensees, could inhibit or prevent commercialization of products being developed by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent any product liability claim exceeds the amount of any insurance coverage, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Factors That May Affect Future Financial Results--Risk of Product Liability."

ACQUISITION OF MERCATOR GENETICS, INC.

        On February 14, 1997, Progenitor entered into an acquisition agreement ("Acquisition Agreement") to acquire Mercator concurrently with the closing of the Offering. Pursuant to the Acquisition Agreement, a subsidiary of Progenitor was merged with and into Mercator, with Mercator as the surviving corporation. The Acquisition and Offering closed on August 12, 1997. In addition to obtaining a disease genetics approach to gene discovery, Progenitor obtained technologies that help to enhance and extend its genomics capabilities. Progenitor also obtained worldwide rights to the HFE gene, associated with hereditary hemochromatosis ("HH"), an iron overload disease, and the EPM1 epilepsy gene, both discovered using this disease genetics approach. At the date of the Acquisition Agreement, Mercator had eleven pending U.S. patent applications, a provisional U.S. patent application and certain corresponding foreign applications relating to its genomics technologies and discoveries, and had received notices of allowance from the USPTO for patent applications relating to the diagnosis of HH using specific gene markers and genetic mutations, and for an application relating to its automated genomic sequencing technology. A patent application relating to the EPM1 epilepsy gene is pending in the USPTO.

        Under the terms of the Acquisition Agreement, the Company issued 3,442,814 shares of Common Stock to the Mercator stockholders, options to acquire 592,914 shares of Common Stock and warrants to purchase 56,737 shares of Common Stock with a weighted average exercise price of $2.94 per share to the Mercator warrant holders. In addition to the issuance of Common Stock and options, the Company also assumed liabilities of Mercator totaling approximately $2.6 million and funded a bridge financing prior to the Acquisition totaling approximately $3.8 million which included accrued interest of approximately $105,000.

EMPLOYEES

        As of September 30, 1997, the Company had 47 full-time employees, of whom 15 hold Ph.D. or M.D. degrees. Of the Company's full-time employees, 37 are engaged in research and development activities, and 10 are engaged in business development, finance and administration. None of the Company's employees is covered by a collective bargaining agreement, and the Company has never experienced any strike or work stoppage. The Company believes its relations with its employees to be good.

        In order to support its operations, the Company must hire and retain additional research, management, administrative and financial personnel. In addition, in connection with the Acquisition and the relocation of the Company's facilities, the Company may be required to expend substantial additional resources to create a combined personnel base. The Company's success will depend in large part on its ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical and other companies for highly skilled scientific and management personnel is intense. There can be no assurance that the Company will be successful in retaining its existing personnel or advisors, or in attracting additional qualified employees.

ITEM 2. PROPERTIES

        In connection with the Acquisition, the Company relocated its facilities to the San Francisco Bay area, where the Company occupies approximately 35,000 square feet of laboratory and office space in Menlo Park at a rent of $30,100 per month. The lease expires on September 30, 1999 and contains provisions for a one-year renewal option. The Company expects that its current facilities will be adequate to serve its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 6, 1997, Interneuron, the then-majority shareholder of the Company's outstanding voting stock, approved an increase in the number of shares available for grants from the Company's 1997 Stock Option Plan, from 550,000 to 625,000 effective upon the closing of the Acquisition.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:


NAME                              AGE       POSITION
----                              ---       --------
Douglass B. Given, M.D., Ph.D.    45        President, Chief Executive Officer and Director
Lawrence K. Cohen, Ph.D.          44        Chief Operating Officer
Mark N.K. Bagnall                 40        Vice   President,   Finance  and  Chief  Financial Officer
H. Ralph Snodgrass, Ph.D.         47        Vice  President,  Research  and  Chief  Scientific Officer

----------------------

        Douglass B. Given, M.D., Ph.D. has served as President, Chief Executive Officer and a Director of the Company since June 1994 and served as Executive Vice President and Chief Operating Officer from January 1993 to June 1994. Prior to joining the Company, Dr. Given was Vice President at the Schering Plough Research Institute, a pharmaceutical research facility, from March 1989 to December 1992. Dr. Given also serves as a Director of the Edison Biotechnology Center, is on the Dean's Advisory Council of the University of Chicago and is on the Dean's Advisory Council of The Ohio State University. Dr. Given received an M.D. and Ph.D. in Biological Sciences from the University of Chicago, performed his postdoctoral training in Internal Medicine and Infectious Diseases at Harvard Medical School and Massachusetts General Hospital, and received an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

        Lawrence K. Cohen, Ph.D. has served as Chief Operating Officer of the Company since November 1997. Prior to joining the Company, Dr. Cohen was Vice President, Research and Development at Somatix Therapy Corporation ("Somatix"), from April 1993 to June 1997. From January 1992 to April 1993, he served as Director, Molecular Biology at Somatix. Previously, Dr. Cohen held R&D management positions at Somatix and at Applied bioTechnology, Inc. Dr. Cohen holds a B.A. in Chemistry from Grinnell College, and received M.S. and Ph.D. degrees in Microbiology from the University of Illinois. He performed postdoctoral training at the Dana-Farber Cancer Institute and Harvard Medical School.

        Mark N.K. Bagnall has served as Vice President, Finance and Chief Financial Officer of the Company since August 1996. Prior to joining the Company, Mr. Bagnall served as Vice President of Finance, Chief Financial Officer and Secretary of Somatix, from July 1992. Previously, he served as Treasurer and Secretary of Somatix from January 1991 to July 1992, and of its predecessor, Hana Biologics, Inc., from January 1990 to January 1991.
Mr. Bagnall is a Certified Public Accountant.

        H. Ralph Snodgrass, Ph.D. has served as Chief Scientific Officer of the Company since May 1996 and has served as Vice President, Research since he joined the Company in July 1993. Prior to joining the Company, Dr. Snodgrass was Assistant Professor of Microbiology and Immunology at the University of North Carolina, Chapel Hill from January 1988 to June 1993. Previously, Dr. Snodgrass headed a research laboratory for the study of T cell development and stem cell biology at the Basel Institute for Immunology in Switzerland. Dr. Snodgrass has held appointments at The Ohio State University as Clinical Associate Professor, Division of Bone Marrow Transplantation, Department of Internal Medicine since July 1994, and as Adjunct Associate Professor, Department of Medical Microbiology and Immunology since July 1995. Dr. Snodgrass received his Ph.D. in Immunology from the University of Pennsylvania and performed his postdoctoral training at The Fox Chase Cancer Center, Philadelphia.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The Company's Common Stock and Warrants are traded on the Nasdaq National Market under the symbols "PGEN" and "PGENW", respectively. The Common Stock and Warrants were offered as a Unit that separated immediately upon issuance at a price of $7 per Unit. The Common Stock and Warrants commenced trading on August 7, 1997, at $5.375 and $1.625, respectively. Prior to that date there was no market for the Common Stock or warrants. The high and low closing prices of the Company's Common Stock as reported on Nasdaq for the period August 7, 1997 through September 30, 1997 were $5.13 and $4.00, respectively. The high and low prices of the Company's Warrants as reported on Nasdaq during that period were $1.50 and $0.75, respectively.

        The Company has not paid cash dividends and does not anticipate paying such dividends in the foreseeable future. There were 46 stockholders of record on December 15, 1997.

        (b)    Use of Proceeds

        As described above in "Business," the Company has completed the Offering. The following information relates to the use of proceeds of the
Offering:

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

               (5) Securities Sold. A total of 2,875,000 Units were sold pursuant to the Offering. This consisted of 2,750,000 Units sold on August 12, 1997 upon the initial closing of the Offering, and 125,000 Units sold on September 10, 1997 pursuant to the partial exercise, at the request of Lehman Brothers Inc. as managing underwriter, of the over-allotment option granted to the Underwriters. None of the Warrants had been exercised as of December 15, 1997, and consequently no Warrant Shares had been sold. The Company intends to maintain the effectiveness of the Registration Statement to the extent required by the terms of the Warrants with respect to the 2,875,000 Warrant Shares issuable upon exercise of the Warrants actually sold.

               (6) Aggregate Gross Proceeds, Expenses and Aggregate Net Proceeds. The sale of the 2,875,000 Units generated aggregate gross proceeds of $20,125,000, consisting of $15,453,125 from the sale of the Unit Shares (at a price of $5.375 per share) and $4,671,875 from the sale of the Warrants (at a price of $1.625 per Warrant). The aggregate net proceeds to the Company from the sale of the 2,875,000 Units were approximately $17,200,000, after deducting underwriting discounts and commissions of approximately $1,200,000 and estimated expenses of the Offering of approximately $1,700,000 payable by the Company. The Company also received $4,500,000 in cash and a $1,000,000 promissory note from the sale of the Amgen Shares, and approximately

$67,000 in cash from the sale of 25,000 shares of Common Stock to The Ohio University Foundation, pursuant to a stock purchase right.

               (7) Use of Proceeds. Through September 30, 1997, the Company used $1,618,000 of the net proceeds of the Offering, together with the cash proceeds received from the sale of the Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, for research and development and $483,000 of such proceeds for administration. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $179,000 of such net proceeds to pay expenses relating to employee benefit and retention plans relating to the Acquisition; (ii) approximately $430,000 relating to legal, accounting and other costs incurred in the Acquisition and related S-4 registration statement; (iii) approximately $252,000 of such net proceeds to facilitate employee relocation, to Mercator's facility in California; and (iv) approximately $285,000 of such net proceeds for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. The Company anticipates using the balance of such net proceeds primarily for research and development, and also for the expansion or upgrade of facilities for the acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies. At September 30, 1997, the Company had approximately $19,673,000 of such proceeds remaining, held in cash and cash equivalents.

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

ITEM 6. SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is included elsewhere in the Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Business."


                                                                                                                   MAY 8,
                                                                                                                    1992
                                                                                                                  (DATE OF
                                                                                                                 INCEPTION)
                                                              YEAR ENDED SEPTEMBER 30,                               TO
                                -----------------------------------------------------------------------------   SEPTEMBER 30,
                                   1997              1996               1995           1994          1993           1997
                                -----------       -----------       -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Revenue                         $     1,142       $     1,332       $     2,821    $        --    $        --    $     5,295
Operating expenses:
Research and development              5,463             3,873             4,228          4,113          3,116         21,567
Purchased in-process
  research and development           21,092                --                --             --             --         21,092
General and administrative            2,880             1,791             1,116          1,275          1,339          8,667
Nonrecurring expenses                 1,507(1)             --                --             --             --          1,507
                                -----------       -----------       -----------    -----------    -----------    -----------
Total operating expenses             30,942             5,664             5,344          5,388          4,455         52,833
                                -----------       -----------       -----------    -----------    -----------    -----------

Loss from operations                (29,800)           (4,332)           (2,523)        (5,388)        (4,455)       (47,538)
Nonrecurring expense                     --              (974)(2)            --             --             --           (974)
Interest income                         255                --                --             --             --            255
Interest expense                       (738)             (178)             (352)          (648)          (246)        (2,183)
                                -----------       -----------       -----------    -----------    -----------    -----------

Net loss                        $   (30,283)      $    (5,484)      $    (2,875)   $    (6,036)   $    (4,701)   $   (50,440)

Preferred stock dividend            (12,283)                                                                         (12,283)
                                -----------       -----------       -----------    -----------    -----------    -----------

Net loss attributable to
  common stockholders           $   (42,566)      $    (5,484)      $    (2,875)   $    (6,036)   $    (4,701)   $   (62,723)
                                ===========       ===========       ===========    ===========    ===========    ===========

Net loss per share              $     (9.82)      $     (1.92)      $     (1.02)   $     (2.12)
                                ===========       ===========       ===========    ===========

Shares used in computing
  net loss per share              4,333,383         2,863,210         2,810,853      2,851,433
                                ===========       ===========       ===========    ===========


                                                     SEPTEMBER 30,
                             --------------------------------------------------------
                               1997        1996        1995        1994       1993
                             --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents    $ 19,673    $     22    $  1,174    $     10    $     11
Working capital                13,521      (1,755)       (269)       (988)       (562)
Total assets                   23,585         920       2,395         977         979
Long-term obligations             942       4,010         705      11,767       6,150
Deficit accumulated during
  development stage           (62,724)    (20,158)    (14,674)    (11,799)     (5,763)
Total stockholders' equity
  (deficit)                    15,940      (5,164)       (101)    (11,791)     (5,755)

Includes the accounts of Mercator Genetics, Inc. subsequent to the Acquisition date.

Net loss per share amounts have been computed on the basis described in Note 1 in the Notes to Consolidated Financial Statements.

All shares and per share amounts have been restated to reflect the 1-for-2 reverse stock split which occurred prior to the Offering in August 1997.

The Company has declared no cash dividends.

(1) Charges related to the Acquisition of Mercator Genetics, Inc. and the relocation of the Company to California.

(2) Charges related to an attempted initial public offering in June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Progenitor. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

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

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties relating to the technological approaches of the Company; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of additional funding; dependence on collaborators and licensees; intense competition and rapid technological change; uncertainty of patents and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and no assurance of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; control of Company by, and potential conflicts of interest with, Interneuron; uncertainty of health care reform measures and third-party reimbursement; risk of product liability; no assurance of an active trading market and potential volatility of trading prices; possible delisting from the Nasdaq National Market and market illiquidity; redemption of Warrants; current prospectus required to exercise the Warrants; anti-takeover considerations; hazardous and radioactive materials and environmental matters; and the absence of dividends. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. These and other risks and uncertainties related to the Company's business are described in detail below under the caption "Factors That May Affect Future Financial Results" and elsewhere in this report.

OVERVIEW

        A development stage company, Progenitor was incorporated in February 1992 and commenced operations in May 1992. Progenitor has devoted substantially all of its resources since inception to research and development programs. To date, all of Progenitor's revenues have resulted from payments from collaborators and licensees and a grant from the U.S. Department of Commerce's National Institute of Standards and Technology Advanced Technology Program ("ATP") that was awarded to Progenitor in November 1994. Royalties, payments from collaborators, license fees, payments under governmental grants and investment income, in each case, if any, are expected to be the only sources of revenue for the foreseeable future. Certain payments under collaborative and license arrangements are contingent upon the Company meeting certain milestones. Payments under collaborative or licensing arrangements, if any, will be subject to significant fluctuation in both timing and amount, and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company has not yet received any royalties or other revenues from the sale of products or services and does not expect to receive significant revenues from sales of products for the next several years, if at all. As of September 30, 1997, Progenitor had total stockholders' equity of $15.9 million, including an accumulated deficit of $62.7 million.

        Significant discovery, research and development efforts will be required prior to the time when any of the Company's gene discoveries may lead to therapeutic product candidates or result in products that may be brought to the market, if at all. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, if at all, even if any are successfully developed and proven safe and effective. Significant additional research and development efforts and extensive preclinical studies and clinical trials will be required prior to submission of any regulatory application for commercial use. See "Factors That May Affect Future Financial Results--Uncertainty of Product Development."

        Interneuron provided the initial funding to Progenitor and had invested equity and debt financing to Progenitor totaling $26.6 million (which included the Mercator bridge financing of $3.8 million) prior to the Offering. Interneuron has no obligation to invest any additional funds in the Company, and the Company does not expect Interneuron to do so. Progenitor raised an additional $1.6 million in net proceeds through a private placement of Series B Preferred Stock in fiscal 1995. In August 1997, the Company completed the Offering of 2,750,000 units (the "Units"). Each Unit consisted of one share of the Company's Common Stock, par value $0.001 per share ("Common Stock"), and one Warrant to purchase one share of Common Stock ("Warrant"). The Units separated immediately upon issuance. Simultaneously with the closing of the Offering, the Company sold 1,023,256 shares of Common Stock to Amgen Inc. (the "Amgen Shares") for $5.375 per share pursuant to a stock purchase agreement, in exchange for $4.5 million in cash and a $1.0 million promissory note, and 25,000 shares of Common Stock to The Ohio University Foundation for $2.69 per share for $67,250 in cash pursuant to a stock purchase right. In addition, the Underwriters also exercised a portion of the over-allotment option, resulting in additional proceeds of $813,750. See "The Offering." The Company intends to seek additional funding through public or private equity or debt financing and collaborative and license arrangements. There can be no assurance, however, that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. See "Factors That May Affect Future Financial Results--Need For Additional Capital; Uncertainty of Additional Funding."

        THE ACQUISITION

        On February 14, 1997, Progenitor entered into the Acquisition Agreement with Mercator. The Acquisition was completed in August 1997, simultaneously with the closing of the Offering. Pursuant to the Acquisition, Progenitor issued 3,442,814 shares of Common Stock, options to acquire 592,914 shares of Common Stock, and warrants to purchase 56,737 shares of Common Stock with a weighted average exercise price of $2.94. In addition to the issuance of Common Stock, options, and warrants, the Company also assumed liabilities of Mercator totaling $2,567,549 and funded a bridge financing prior to the Acquisition totaling $3,769,519 including accrued interest.

        THE OFFERING

        In August 1997, the Company completed the Offering. The initial net proceeds to the Company of the Offering were approximately $16.4 million. In addition, in September 1997, the Underwriters of the Offering exercised a portion of the over-allotment option granted to them in connection with the Offering and purchased an additional 125,000 Units, resulting in net proceeds to the Company of $813,750. The Company intends to use the net proceeds of the Offering, together with the $4.5 million in cash proceeds received from sale of the Amgen Shares and the proceeds of $67,250 from the sale of 25,000 shares of Common Stock to The Ohio University Foundation, primarily for research and development. The Company anticipates using the balance of such net proceeds for the expansion or upgrade of facilities, acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies. As of September 30, 1997, the Company used approximately $2.1 million of such net proceeds for research and development, and $646,000 for administration. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $179,000 to pay expenses relating to employee benefit and retention plans relating to the Acquisition; (ii) approximately $131,000 of such net proceeds to facilitate employee relocation to Mercator's facility in California; and (iii) approximately $285,000 for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs.

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

        Interneuron relinquished its right to seven minimum return adjustments on its shares of Series A Preferred Stock, of which it was the sole holder, in exchange for an option agreement dated as of July 2, 1997 related to the Company's Del-1 protein discovery ("Del-1"). As a result of the option agreement, Interneuron relinquished its right to receive minimum return adjustments on its Series A Preferred Stock through April 7, 1997.
See "Interneuron Option Agreement."

        Interneuron also agreed to recapitalize a portion of its investment in the Company such that (i) Interneuron relinquished the remaining minimum return adjustments to the conversion ratio of the Company's Series A Preferred Stock totaling $9.9 million; and (ii) Interneuron contributed to the Company's capital all outstanding balances of intercompany loans from Interneuron to Progenitor totaling $13.9 million.

        In addition to these agreements, Interneuron purchased 500,000 Units in the Offering. As a result, Interneuron beneficially owns approximately 37% of the Company's Common Stock. Accordingly, Interneuron is and may continue to be the Company's largest stockholder. See "Factors That May Affect Future Financial Results--Control of Company by, and Potential Conflicts of Interest with, Interneuron."

        Upon the closing of the Offering, the minimum return adjustments on the Series A and Series B Preferred Stock were treated for accounting purposes as a dividend to the preferred holders in the form of 435,121 additional shares of Common Stock to be issued, and 1,850,163 shares of Common Stock the issuance of which was relinquished or contributed to the capital of the Company by Interneuron. In accordance with generally accepted accounting principles, this dividend increased the net loss attributable to holders of Common Stock by approximately $12.3 million for the year ended September 30, 1997.

        EFFECTS OF ACQUISITION AND OFFERING

        In connection with the Acquisition, the Company incurred nonrecurring charges in the quarter ended September 30, 1997, which totaled $22.6 million, including the write-off of $21.1 million in costs related to the purchase of in-process research and development, and $1.5 million for employee relocation, severance and bonus payments, and other payments related to the consolidation of Progenitor and Mercator. The $21.1 million write-off of in-process research and development represents the allocation of the Mercator purchase price to technology acquired, and was expensed in the period acquired pursuant to accounting pronouncements for research and development expenditures.

        INTERNEURON OPTION AGREEMENT

        Interneuron relinquished its right to seven minimum return adjustments on its shares of Series A preferred stock, of which it was the sole holder, in exchange for an option agreement dated as of July 2, 1997 related to Del-1. Pursuant to this option agreement, Interneuron received a right of first refusal to acquire an exclusive, worldwide license to manufacture, use and sell certain technology related to Del-1 on terms to be negotiated. In the event that Progenitor grants such rights to a third party, the Company must share fees, milestone payments and royalties with Interneuron. Should the Company develop and sell the technology independently, the Company will pay Interneuron royalties on net sales. Thus, should the Company license or sell the technology to a third party, a portion of any related royalty payments will be paid to Interneuron. Because the amount of revenue to be shared or royalties to be paid depends upon the future development and success of the technology and the structure of any future sale or license agreement, it is not currently possible to estimate the future effect of the option on the Company. The Company is not required to pursue the development of Del-1 and does not expect the payments to be made to Interneuron if Del-1 is successfully developed to be material to its total cost of developing Del-1. In addition, Del-1 is only one of a number of discoveries generated by the Company's genomics system.

RESULTS OF OPERATIONS

        REVENUES

        Revenues totaling $1.1 million in fiscal 1997 included $500,000 resulting from a license agreement with Amgen, and $641,000 related to the ATP grant. Revenues in fiscal 1996 totaled $1.3 million as a result of a $500,000 milestone payment received from Chiron in January 1996 and revenues recognized under the ATP grant totaling $751,000. Revenues of $2.8 million in fiscal 1995 were primarily attributable to an initial cash payment of $2.5 million under Progenitor's collaboration agreement with Chiron and recognition of $260,000 of revenues related to a payment under Progenitor's ATP grant.

        RESEARCH AND DEVELOPMENT

        Research and development ("R&D") expenses, excluding the write-off of acquired in-process R&D, increased in fiscal 1997 to $5.5 million from $3.9 million in fiscal 1996. The increase was primarily due to additional expenses resulting from increased staffing and research activity acquired from Mercator in the fourth quarter, and $386,000 recorded as R&D expense for the issuance of common stock to The Ohio University Foundation pursuant to an anti-dilution adjustment in connection with the Offering. R&D expenses decreased from $4.2 million in fiscal 1995 to $3.9 million in fiscal 1996, largely attributable to a $750,000 reimbursement in fiscal 1995 to Chiron for certain start-up manufacturing costs related to the Chiron collaboration. Other research and development expenses consisted primarily of salaries and consulting fees, legal fees, sponsored research projects, license fees, occupancy fees and expenditures for laboratory supplies and animal facilities. The Company expects R&D expenses to increase in fiscal 1998 due to higher expenses related to the Acquisition, which will be realized for a full fiscal year. The Company expects research and development expenses to increase in the future, depending on the availability of capital.

        GENERAL AND ADMINISTRATIVE

        General and administrative ("G&A") expenses increased to $2.9 million in fiscal 1997 from $1.8 million in fiscal 1996 primarily due to increased headcount and payments made in connection with the achievement of certain long-term performance milestones. Additionally, in the fourth quarter of fiscal 1997, the Company incurred additional G&A expenses as a result of the Acquisition. In fiscal 1996, G&A expenses increased from $1.1 million in fiscal 1995 due to higher headcount and a generally higher level of operating activities. The Company expects general and administrative expenses to increase in the future, depending on the availability of capital.

        NONRECURRING EXPENSES, OPERATING

        In connection with the Acquisition, Progenitor consolidated its operations in California in fiscal 1997 and incurred $1.5 million in costs, including costs of $839,000 to facilitate employee relocation and to pay expenses relating to employee benefit and retention plans, costs of $350,000 associated with the consolidation of operations and the elimination of duplicate systems, and costs of $318,000 facilities and other integration costs.

        INTEREST INCOME

        Interest income of $255,000 in fiscal 1997 is primarily attributable to interest on the Mercator bridge financing, and also to interest earned on the funds received as a result of the Offering.

        INTEREST EXPENSE

        Interest expense increased to $738,000 in fiscal 1997 attributable to the resumption of debt funding provided by Interneuron in March 1996 due to the depletion of cash received from Chiron in fiscal 1995. The increase is also attributable to interest expense on the bridge loan provided by Interneuron which the Company used to fund Mercator's interim working capital needs. Immediately prior to the closing of the Offering, Interneuron recapitalized a portion of its investment in the Company by making a contribution to the Company's capital of the entire balance of the Interneuron bridge loan and the debt funding. Interest expense decreased from fiscal 1995 to fiscal 1996 due to a lower average debt balance resulting from the fiscal 1995 conversion into equity of $11.5 million of Progenitor's debt payable to Interneuron. The Company expects to continue financing equipment purchases through sale-leaseback arrangements, if favorable terms are available, which could result in an increase in interest expense.

        NET LOSS

        The net loss increased to $30.3 million in fiscal 1997 due to the write-off of purchased R&D in connection with the Acquisition, higher R&D and G&A expenses as discussed above, and nonrecurring operating expenses associated with the Acquisition and the Company's relocation to California. The net loss increased from $2.9 million in fiscal 1995 to $5.5 million in fiscal 1996 due to lower revenues and increased costs associated with the nonrecurring, non-operating expenses related to the initial filing of the Registration Statement.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In 1997 Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," was issued and is effective for financial statements issued for periods ending after December 15, 1997. The Company will comply with the requirements of FAS 128 for the quarter ended December 31, 1997. The future adoption of FAS 128 is not expected to have a material effect on the Company's reported earnings per share.

        In 1997 Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income," was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 130 in fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997, the Company had cash balances of $19.7 million. The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in collaborative or license agreements, if any, and expand administrative capabilities. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents will be sufficient to meet its funding requirements for at least the next fourteen months. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that its existing cash balances will be sufficient to meet its funding requirements for its primary research programs for at least the next fourteen months, the Company may be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, in the future or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or to obtain other funding. There can be no assurance that any such corporate collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. In addition, there can be no assurance that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate. The Company's future funding requirements will depend on many factors, including any expansion or acceleration of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of products and technologies or businesses, if any; the Company's ability to establish and maintain corporate relationships and academic collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from any current or future collaborative and licensing arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals, if any; and other factors. To the extent undertaken by the Company, the time and costs involved in conducting preclinical studies and clinical trials, seeking regulatory approvals, and scaling-up manufacturing and commercialization activities also would increase the Company's funding requirements.

        The Company will need to raise substantial additional capital to fund operations. Prior to the Offering, Interneuron funded substantially all of Progenitor's operations. Interneuron, however, is under no obligation to provide, and the Company does not expect that Interneuron will provide, any additional funds in the future. The Company intends to seek additional funding through public or private equity or debt financing and collaborative arrangements. There can be no assurance that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. In addition, in the event that additional funds are obtained through collaborative or license arrangements, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. See "Factors That May Affect Future Financial Results--Need for Additional Capital; Uncertainty of Additional Funding."

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

Uncertainties Relating to the Technological Approaches of the Company.

        To date, the Company has not developed or commercialized any products. There can be no assurance that the Company's genomics approaches will enable it to discover genes with functions relevant to the diagnosis or treatment of diseases. There is limited scientific understanding relating to the role of genes in diseases, and relatively few products based on genetic discoveries have been developed and commercialized to date. Accordingly, even if the Company is successful in identifying genes associated with specific diseases, there can be no assurance that the Company will continue to be successful in marketing its discoveries to biopharmaceutical firms for use in the development of therapeutic and diagnostic products or that any such resulting products will be commercialized successfully.

        The development of products based on the Company's discoveries also will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibility that any such products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals; that any such products will be difficult to manufacture on a commercial scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company or its licensees and collaborators from marketing any such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that the Company's research and development activities or those of its licensees and collaborators will result in any commercially viable products. See "--Uncertainty of Patents and Proprietary Rights."

        Genomics, biotechnology, developmental biology, disease genetics and pharmaceutical technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Rapid technological developments by the Company or others may result in the Company's technologies becoming obsolete before the Company recovers any expenses it incurs in connection with its related development programs. See "-Intense Competition; Rapid Technological Change."

History of Operating Losses; Anticipation of Future Losses.

        Progenitor is a development stage company that commenced operations in May 1992. As of September 30, 1997, Progenitor had an accumulated deficit of approximately $62.7 million and is continuing to incur losses. In connection with the Acquisition, the Company incurred several nonrecurring charges in the quarter and fiscal year ending September 30, 1997 which totaled $22.6 million, including the write-off of costs related to the purchase of in-process research and development, severance, employee retention and relocation, other employee benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect other costs associated with the Acquisition or from the integration of operations after the Acquisition. Neither the Company nor any of its collaborative partners or licensees has yet developed products that have generated any revenues to the Company or entered clinical trials that would lead to revenues to the Company if successful. To date, all of the Company's revenues have resulted from payments from collaborative and license agreements and a development grant from a governmental agency. The Company expects to incur substantial additional losses over the next several years as it expands its research and development activities. Payments from collaborators and licensees, payments under governmental grants and investment income are expected to be the only sources of revenue for the foreseeable future. The Company has not yet generated any revenues from the achievement of milestones under its corporate agreements. Substantial levels of royalties or other revenues from commercial sales of products are not expected for a number of years. To achieve profitable operations, the Company, alone or with others, must successfully discover and functionally characterize medically relevant genes and thereafter use these discoveries to develop products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. There can be no assurance that any of these requirements will be met. The time required to reach or sustain profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Uncertainty of Product Development.

        Significant discovery, research and development efforts will be required prior to the time when any additional gene discoveries may lead to product candidates or result in products that may be brought to the market. Therapeutics products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years. Significant additional research and development efforts and extensive preclinical studies and clinical trials will be required prior to submission of any regulatory application for commercial use. There can be no assurance that the Company or any collaborator or licensee will be permitted to undertake clinical trials of any potential products, if developed, that sufficient numbers of patients can be enrolled for such trials, or that such clinical trials will demonstrate that the products tested are safe and efficacious. Even if clinical trials are successful, there can be no assurance that the Company or any collaborator or licensee will obtain regulatory approval for any product, that an approved product can be produced and distributed in commercial quantities at reasonable cost or gain acceptance for use by physicians and other health care providers, or that any potential products will be marketed successfully at prices that would permit the Company to operate profitably. The failure of any of these events to occur could have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital; Uncertainty of Additional Funding.

        The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in corporate agreements, if any, and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents will be sufficient to fund operations for at least the next fourteen months. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that its existing cash balances will be sufficient to meet its funding requirements for its primary research programs for at least the next fourteen months, the Company will be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or to obtain other funding. There can be no assurance that any such corporate collaborations will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all.

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

        The Company will need to raise substantial additional capital to fund future operations. Prior to the Offering, Interneuron funded substantially all of the Company's operations. Interneuron, however, is under no obligation to provide, and the Company does not expect that Interneuron will provide, any additional funds in the future. The Company intends to seek additional funding through public or private equity or debt financing and from collaborators and licensees. There can be no assurance that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborators or licensees, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or cease operations.

Dependence on Collaborators and Licensees.

        The Company's strategy for development and commercialization of drugs and other products from its discoveries depends upon the establishment of corporate relationships. The Company expects to rely on these relationships in order to research and develop potential products, conduct preclinical studies and clinical trials, obtain regulatory approvals, and manufacture and market any resulting products. The Company has entered into agreements with SmithKline Beecham Clinical Laboratory, Amgen, Chiron and Novo Nordisk. The Company's revenues will be dependent on the success of the products developed through these and future corporate relationships. The failure of the Company's collaborators and licensees to develop, obtain regulatory approval for, and market products incorporating the Company's discoveries would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any collaborators and licensees will commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating the Company's discoveries. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with the Company. The amount and timing of resources devoted to these activities by such parties could depend on the achievement of milestones by the Company and generally will be controlled by such parties. In addition, the Company's corporate agreements generally provide the Company's collaborators and licensees with the right to terminate the agreement in part or in full under certain circumstances. Any such termination would substantially reduce the likelihood that the applicable product candidate or candidates would be developed, would obtain regulatory approvals and would be manufactured and successfully commercialized, and any such termination could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations. The Company's milestone payments or royalties from sales of products by collaborators or licensees, if any, may be less than the revenues the Company could have generated had it commercialized, and marketed products itself. There can be no assurance that the Company will be successful in establishing additional or maintaining existing collaborative or licensing arrangements, that any collaborators or licensees will be successful in developing and commercializing products or that the Company will receive milestone payments or generate revenues from royalties sufficient to offset the Company's significant investment in research and development and other costs. If the Company chooses in the future to engage directly in the development, manufacturing and marketing of certain products, it will require substantial additional funds, personnel and production and other facilities. There can be no assurance that any of these resources will be available to the Company on acceptable terms, if at all. See "--Need for Additional Capital; Uncertainty of Additional Funding."

Intense Competition; Rapid Technological Change.

        Research in the field of genomics is highly competitive. Competitors of the Company in the genomics area include, among others, public companies such as Gene Logic, Inc., Genome Therapeutics Corp., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Microcide Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc. ("Millennium"), Myriad Genetics, Inc., and Sequana Therapeutics, Inc., as well as private companies and major pharmaceutical companies and universities and other research institutions, including those receiving funding from the federally funded Human Genome Project. A number of entities are attempting to rapidly identify and patent randomly-sequenced genes and gene fragments. In addition, certain other entities are pursuing a gene identification, characterization and product development strategy based on gene mapping. The Company's competitors may discover, characterize or develop important genes in advance of the Company, which could have a material adverse effect on any related Company discovery program.

The Company expects competition to intensify in genomics research as technical advances in the field are made and become more widely known.

        The Company is subject to significant competition from organizations that are pursuing the same or similar technologies as those which constitute the Company's discovery platforms, and from organizations that are pursuing pharmaceutical or other products that are or may be competitive with the Company's or its collaborators' or licensees' potential products. Many of the organizations competing with the Company have greater capital resources, larger research and development staffs and facilities, greater experience in drug discovery and development, the regulatory approval process and pharmaceutical product manufacturing, and greater marketing capabilities than the Company.

        The Company is and will continue to be reliant on its collaborators and licensees for support of its programs, including support for any preclinical and clinical development, manufacturing and marketing to be undertaken now or in the future. The Company's present and future collaborators and licensees are now conducting, or are expected to conduct, multiple product development efforts within each disease or technology area that is the subject of the relationship with the Company. Any product candidate or technology of the Company may therefore be subject to internal competition with a potential product under development or a technology platform under evaluation by a collaborator or licensee. See "--Dependence on Collaborators and Licensees."

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

        The Company actively pursues a policy of seeking patent protection for a number of its proprietary products and technologies. Progenitor has licensed from Ohio University two issued U.S. patents and pending U.S. patent applications relating to stem cell technology and to gene delivery technology, along with certain corresponding foreign patent applications and one issued foreign patent. Progenitor has received one issued U.S. patent relating to nucleic acid molecules encoding the B219 leptin receptor. In addition, Progenitor presently has seven pending U.S. patent applications which disclose certain leptin receptors (including various isoforms of the leptin receptor), nucleic acid molecules encoding the receptors, genetically-engineered cells and antibodies to the receptors for which the USPTO has issued two notices of allowance. The Company believes that there may be significant litigation regarding patent and other intellectual property rights relating to leptin and leptin receptors. The Company is aware that Millennium has filed at least one patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffmann-La Roche Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor.

        In June 1996, Millennium filed a "Protest" in the USPTO in connection with the Progenitor applications relating to leptin receptors. A Protest is a procedure available for use by a third party to provide the patent examiner who is reviewing the involved application or applications with what the third party believes to be relevant information. The Protest procedure does not afford any right to the third party to participate in the patent prosecution process beyond the filing of its written protest. Millennium's Protest primarily argued that any claims allowed to Progenitor should not be so broad as to cover Millennium's own leptin receptor. Notwithstanding the Protest, the USPTO recently issued to the Company one U.S. patent and two notices of allowance for claims relating to nucleic acid molecules encoding certain leptin receptors.

        There can be no assurance that Millennium's patent application, or any additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, including obesity. There can be no assurance that the invention by

Millennium will be accorded an invention date later than the Company's invention date, or that any patent issued to the Company would be broad enough to cover leptin receptors of Millennium or others. The Company's failure to obtain a patent that covers the leptin receptors of Millennium or others, or the issuance of a patent to a third party covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, including obesity, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company believes that there may be significant litigation regarding patent and other intellectual property rights relating to leptin and leptin receptors. The Company is aware that Millennium has filed a patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffmann-La Roche Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor. There can be no assurance that Millennium's patent application, or any additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective, uses, including obesity. There can be no assurance that the invention by Millennium will be accorded an invention date later than Progenitor's invention date, or that any patent issued to Progenitor would be broad enough to cover leptin receptors of Millennium or others. Progenitor's failure to obtain a patent that covers the leptin receptors of Millennium or others, or the issuance of a patent to a third party covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is aware of a patent issued to Barry E. Rothenberg, related to a method to identify hemochromatosis. The Company believes that the patent may have been licensed to a private biotechnology company. The Rothenberg patent does not include claims related to gene structure or the specific mutations that give rise to hemochromatosis. However, there can be no assurance that Progenitor and its licensee, SmithKline Clinical Labs, would be able to market an HH test without obtaining a license to the Rothenberg patent. If such a license is required, there can be no assurance that it may be obtained on commercially reasonable terms.

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

        The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to human therapeutic uses. Substantial periods of time pass before the USPTO responds to patent applications. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its pending or future patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, and whether they will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Because patent applications in the U.S. are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any licenser was the first creator of inventions covered by pending patent applications or that it or such licenser was the first to file patent applications on such inventions.

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

        In addition to patent protection, the Company also relies to a significant extent upon trade secret protection for its confidential and proprietary information, including many of the Company's key discovery technologies. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology. To protect its trade secrets, Progenitor has required its employees, consultants, scientific advisors and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement, as the case may be, with Progenitor. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while employed by Progenitor will be the exclusive property of Progenitor. Mercator did not enter into such agreements with all of its former employees and consultants. The Company will continue to require its employees, consultants, scientific advisors and collaborators and licensees to execute confidentiality agreements and invention assignment agreements (in the case of its employees) upon the commencement of employment, the consulting relationship or the collaboration or license with the Company. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, that the Company can meaningfully protect its rights in such unpatented proprietary technology through other means, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, advisors, collaborators, licensees or others, that former Mercator employees or consultants will not disclose proprietary information of Mercator without being in breach of any confidentiality restriction, or that others will not independently develop the same or substantially equivalent technology. The loss of trade secret protection of any of the Company's key discovery technologies would materially and adversely affect the Company's competitive position and could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators, licensees or consultants apply technological information developed independently by them or others to Company projects or apply Company technology to other projects and, if adversely determined, such disputes could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company may incur substantial costs if it is required to defend itself in patent suits brought by third parties or if the Company initiates such a suit to enforce the Company's patents or to determine the validity, scope or enforceability of other parties' proprietary rights. Any legal action against the Company or its collaborators or licensees, claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborators or licensees to obtain a license or licenses in order to continue to manufacture or market the affected products and processes or require the Company or its collaborators or licensees to cease doing so. There can be no assurance that the Company or its collaborators or licensees would prevail in any such action or that any license required under any such patents would be made available on commercially acceptable terms, if at all. Any adverse outcome of such litigation could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources. The Company is unable to predict how courts will resolve any future issues relating to the validity, scope or enforceability of its patents should they be challenged.

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

Management of Growth; Risk of Acquiring New Technologies.

        One of the Company's strategies is to maintain its technological competitiveness by accessing new equipment and advanced technologies. The expansion of the Company's scientific infrastructure may involve the retention of additional personnel, the establishment of new or expanded facilities and the acquisition of technology rights, products, equipment, businesses or assets of other companies. There can be no assurance that the Company's management personnel, systems, procedures and controls will be adequate to support the expansion of the Company's operations. The acquisition of additional personnel, technology rights, products, equipment, businesses or assets of other companies, as well as the entry into new areas of scientific research, will require the dedication of management resources in order to achieve the strategic objectives associated with such growth and expansion. There can be no assurance that the Company will be able to manage successfully the growth and expansion of its operations. Failure of the Company to manage its growth, or any specific acquisition of additional capabilities, could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainties Related to Clinical Trials.

        Before seeking regulatory approval for the commercial sale of therapeutic products that may be developed incorporating the Company's discoveries, the Company or its collaborators or licensees will be required to demonstrate through preclinical studies and clinical trials that such products are safe and effective for use in the target indications. To date, no product candidates incorporating the Company's discoveries have entered clinical trials. The results from preclinical studies and early clinical trials may not be indicative of results that will be obtained in large-scale testing, and there can be no assurance that any clinical trials, if undertaken, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials also are often conducted with patients having advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the product candidate being tested but which can nevertheless affect clinical trial results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If products developed by the Company or its collaborators or licensees are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation; No Assurance of Regulatory Approval.

        Prior to marketing, new drugs developed by the Company or its collaborators or licensees must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials and also may include post-marketing studies of each product candidate to establish its safety and efficacy, usually takes many years and requires the use of substantial resources. Preclinical studies include laboratory evaluations and will require animal tests conducted in accordance with the United States Food and Drug Administration's ("FDA") current Good Laboratory Practices ("cGLP") regulations to assess the product's potential safety and efficacy. Data obtained from preclinical studies and clinical trials are susceptible of varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections also may be encountered based upon changes in FDA policies for drug or biologic approval during the period of product development and FDA regulatory review of each new drug application ("NDA") submitted in the case of new pharmaceutical agents, or product license application ("PLA") in the case of biologics. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and its collaborators or licensees, and have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that regulatory approval will be obtained for any drugs or other products developed by the Company or its collaborators or licensees. Furthermore, regulatory approval may entail limitations on the indicated use of a drug or other product. Because certain of the products likely to result from the Company's discovery programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities other than the FDA and, as a result, regulatory approvals may be obtained more slowly than for products using conventional technologies. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the National Institutes of Health ("NIH") must be submitted to the FDA and the NIH, and may be subject to approval by the Recombinant DNA Advisory Committee ("RAC") and the NIH. Furthermore, gene therapies are relatively new technologies that have not been tested extensively in humans. The regulatory requirements governing these products and related clinical procedures for their use are uncertain and subject to change.

        Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. Among the conditions for product approval and continued marketing approval is that the quality control and manufacturing procedures of the Company or its collaborators or licensees conform to the FDA's current good manufacturing practice ("cGMP") regulations, which must be followed at all times. In complying with cGMP requirements, manufacturers must expend time, money and effort on a continuing basis in production, record keeping and quality control. Manufacturing establishments, both domestic and foreign, are subject to inspection by or under the authority of the FDA and by other federal, state and local agencies. Failure to pass such inspections may subject the manufacturer to possible FDA actions such as the suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA also may require the manufacturer to recall a product from the market.

        Discovery of previously unknown problems with a product may have adverse effects on the Company's business, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including during preclinical studies and clinical trials, the approval process or post-approval, may result in various adverse consequences to the Company, including the FDA's delay in approval of or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA or PLA holder. The Company has not submitted an investigational new drug ("IND") application for any product candidate, and no product candidate has been approved for commercialization in the U.S. or elsewhere. The Company intends to rely primarily on its collaborators or licensees to file INDs and generally direct the regulatory approval process. No assurance can be given that the Company or any of its collaborators or licensees will be able to conduct clinical trials or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's collaborators or licensees from marketing drugs or other products developed by the Company or will limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel.

        The Company is highly dependent upon the principal members of its scientific and management staff and the services of Dr. Douglass B. Given, President and Chief Executive Officer, in particular. The loss of any of these persons could have a material adverse effect on the Company's business, financial condition and results of operations. In order to support the Company's existing operations, the Company will be required to hire and retain additional management, administrative and financial personnel. Recruiting and retaining qualified scientific personnel and advisors to perform research and development work in the future also will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel and advisors on acceptable terms given the competition among numerous pharmaceutical, biotechnology and other companies, universities and other research institutions for experienced personnel and advisors. In addition, the Acquisition and the Company's anticipated growth and expansion are expected to place increased demands on the Company's resources and management skills. The failure of the Company's existing personnel to handle such increased demands or the Company's failure to attract and to retain additional personnel with such capabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Research Collaborators and Scientific Advisors.

        The Company has relationships with collaborators at academic and other institutions, who conduct research in cooperation with the Company. Such collaborators are not employees of the Company. All of the Company's consultants are employed by employers other than the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. As a result, the Company has limited control over their activities and, except as otherwise required by its collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to the Company's activities. The potential success of the Company's discovery programs depends in part on continued collaborations with researchers at academic and other institutions. There can be no assurance that the Company will be able to negotiate additional acceptable collaborations at academic and other institutions or that its existing collaborations will be maintained or be successful.

        The Company's research collaborators and scientific advisors sign agreements which provide for confidentiality of the Company's proprietary information and results of studies, but not all of Mercator's former employees and consultants have signed such agreements. There can be no assurance that the Company will be able to maintain the confidentiality of its technology and other confidential information in connection with every collaboration, and any unauthorized dissemination of the Company's confidential information could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Uncertainty of Patents and Proprietary Rights."

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

        Interneuron may elect to increase its ownership percentage in the Company through other means, including additional equity investments or the purchase of Common Stock in the open market. Interneuron, however, has not made any commitment to purchase additional securities, and there can be no assurance that it will do so. Interneuron's ownership of a substantial block of the Company's voting stock could have the effect of delaying or preventing sales of additional securities of the Company or a sale of the Company or other change of control supported by the other stockholders of the Company.

        In addition, the Company may be subject to various risks arising from Interneuron's influence over the Company, including conflicts of interest relating to new business opportunities that could be pursued by the Company or by Interneuron and its other affiliates, and significant corporate transactions for which stockholder approval is required. The Company granted Interneuron an option and right of first refusal to acquire an exclusive, worldwide license to manufacture, use and sell Del-l for human therapeutic uses in exchange for a royalty to the Company based on sales. While the option agreement specifies the payments to be made to Interneuron if the Company or a third party develops such a therapeutic, the terms of any license agreement should Interneuron exercise its option, including the amount of the royalty to the Company, will be determined through negotiations between Interneuron and the Company and, given the relationship between Interneuron and the Company, the terms of any such license agreement may not be as favorable to the Company as those that may be obtainable from a third party. In addition, such option and right of first refusal may have an adverse effect on the Company's ability to enter into license or other agreements relating to Del-1 with third parties. In connection with the grant of the option, Interneuron relinquished its right to certain minimum return adjustments to the conversion ratio of the Company's Series A preferred stock. Interneuron and the Company agreed to determine the value of the relinquishment of the minimum return adjustments and the extent to which such value may be credited against payments, including royalties, that would otherwise be payable by Interneuron to the Company under any such license. Such relinquishment may be deemed taxable income to the Company. There can be no assurance that all of such income would be offset by current expenses or operating loss carryforwards.

Uncertainty of Health Care Reform Measures and Third-Party Reimbursement.

        The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of third-party payers, such as government health administration authorities, private health insurers and other organizations, to contain or reduce the cost of health care. In the U.S. and in certain foreign jurisdictions there have been, and the Company expects that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or predict the effect that such proposals may have on its business, the consideration or approval of such proposals could have a material adverse effect on the trading and market price of the Common Stock or on the Company's ability to raise capital or to complete additional corporate agreements, and the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

        In both domestic and foreign markets, successful commercial sales of the Company's or its collaborators' or licensees' potential products will depend in part on the availability of reimbursement from government and health administrative authorities, private health insurers or other third-party payers. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Future legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. There can be no assurance that any of the Company's potential products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company, its collaborators or licensees to maintain price levels sufficient to realize an appropriate return on their investment. In addition, the trend toward managed health care in the U.S. and the concurrent growth of managed care organizations, such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, could result in pricing pressure for any products that might be developed by the Company. If adequate reimbursement is not provided by government and other third-party payers for the Company's or its collaborators' or licensees' potential products, there would be a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Product Liability.

        The testing, manufacture, marketing and sale of pharmaceutical and other products entail the inherent risk of liability claims or product recalls and associated adverse publicity. Clinical trials and sales by the Company or its collaborators or licensees of potential products incorporating the Company's discoveries may expose the Company to potential liability resulting from the use of such products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others selling such products. The Company currently has a limited amount of clinical trial and product liability insurance coverage through Interneuron. When required, the Company will seek to obtain its own coverage and to maintain and appropriately increase such coverage as clinical development of any product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. Certain of the Company's license agreements require it to indemnify licensers against product liability claims arising from products developed using the licensed technology. Also, certain of these agreements and other collaborative and license agreements require the Company to maintain minimum levels of insurance coverage. The failure to maintain product liability coverage, the occurrence of any product liability claim or a recall of products of the Company or its collaborators or licensees could inhibit or prevent commercialization of products being developed by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent any product liability claim exceeds the amount of any insurance coverage, the Company's business, financial condition and results of operations could be materially and adversely affected.

No Assurance of Active Trading Market; Potential Volatility of Trading Prices.

        There can be no assurance that an active public market for the Company's Common Stock or Warrants will be sustained. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. In addition, the market prices of securities of other biotechnology companies in the past have been highly volatile, and the market price of the Company's Common Stock and Warrants has also experienced such volatility. Factors such as the results of preclinical studies and clinical trials by the Company or its collaborative partners, licensees or competitors, evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new discoveries, product opportunities or products by the Company or its competitors, changes in governmental regulations or third-party reimbursement policies, developments in patent or other proprietary rights of the Company or its competitors, fluctuations in the Company's operating results and changes in general market conditions for biotechnology stocks could have an adverse impact on the future price of the Common Stock and the Warrants.

Possible Delisting from the Nasdaq National Market; Market Illiquidity.

        The Common Stock and Warrants (collectively, the "Listed Securities") are listed separately on the Nasdaq National Market. In order to maintain such listing, the Company will be required to comply with certain Nasdaq National Market listing maintenance standards, including minimum tangible asset value amounts, public float requirements and minimum stock price amounts. There can be no assurance that the Company will be able to comply with such listing maintenance standards as in effect from time to time. If the Company is unable to comply with the standards for continued listing, the Listed Securities could be subject to delisting from the Nasdaq National Market. Trading, if any, in the Listed Securities would thereafter be conducted on the Nasdaq Small Cap Market or on an electronic bulletin board established for securities that do not meet the Nasdaq Small Cap Market listing requirements or in what is commonly referred to as the "pink sheets." As a result of any such delisting from the Nasdaq National Market, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

Redemption of Warrants.

        The outstanding Warrants are subject to redemption at $0.01 per Warrant upon at least 30 days' (but not more than 60 days') written notice, provided that the market price of the Common Stock during the 30 consecutive trading days ending within three days of the date of the notice of redemption equals or exceeds 200% of the then-current Warrant exercise price. If the Company exercises the right to redeem the outstanding Warrants, a holder would be forced to (i) exercise the Warrant; (ii) sell the Warrant at the then-current market price; or (iii) accept the redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the then-current market price of the Warrants.

Current Prospectus Required To Exercise The Warrants.

        Holders will be able to exercise the Warrants only if a current prospectus relating to the shares of Common Stock issuable upon exercise of the Warrants (the "Warrant Shares") is then in effect. Although the Company has a contractual obligation to maintain the effectiveness of a current prospectus covering the Warrant Shares under certain circumstances, there can be no assurance that the Company will be able to do so when required. The value of the Warrants may be impaired if a current prospectus covering the Common Stock issuable upon exercise of the Warrants is not kept effective.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants...............................................          46

Consolidated Balance Sheets as of September 30, 1997 and 1996...................          47

Consolidated Statements of Operations for the years ended September 30, 1997,
1996, and 1995, and for the period from May 8, 1992 (Date of Inception) to                48
September 30, 1997..............................................................

Consolidated Statements of Cash Flows for the years ended September 30, 1997,             49
1996, and 1995, and for the period from May 8, 1992 (Date of Inception) to
September 30, 1997..............................................................

Consolidated Statement of Stockholders' Equity (Deficit) for the period from              50
May 8, 1992 (Date of Inception) through September 30, 1997......................

Notes to Consolidated Financial Statements......................................          52

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Progenitor, Inc.:

We have audited the accompanying consolidated balance sheets of Progenitor, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 1997, 1996 and 1995, and for the period from May 8, 1992 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Progenitor, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1997 and 1996, and the consolidated results of operations and cash flows for the years ended September 30, 1997, 1996 and 1995, and for the period from May 8, 1992 (date of inception) to September 30, 1997, in conformity with generally accepted accounting principles.

                                                 COOPERS & LYBRAND L.L.P.
Columbus, Ohio
December 4, 1997

                                PROGENITOR, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                        SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                     1997            1996
                                                                                 ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $ 19,673,252    $     22,315
    Accounts receivable                                                               129,699         175,498
    Prepaid expenses and other current assets                                         421,411         120,827
                                                                                 ------------    ------------
        Total current assets                                                       20,224,362         318,640
                                                                                 ------------    ------------

Property and equipment, at cost:
    Equipment                                                                       3,095,469       1,216,219
    Leasehold improvements                                                             72,387              --
                                                                                 ------------    ------------
                                                                                    3,167,856       1,216,219
        Less accumulated depreciation                                              (1,248,895)       (674,847)
                                                                                 ------------    ------------
                                                                                    1,918,961         541,372

Notes receivable-employees, net                                                       480,208          59,645
Intangible assets, net of accumulated amortization of $38,477                         961,390              --
                                                                                 ------------    ------------
        Total assets                                                             $ 23,584,921    $    919,657
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                             $  1,792,827    $    446,915
    Accrued expenses                                                                4,148,372       1,361,615
    Capital lease obligations - current                                               761,929         265,155
                                                                                 ------------    ------------
        Total current liabilities                                                   6,703,128       2,073,685
                                                                                 ------------    ------------

Note payable - related party                                                               --       3,443,050
Convertible debenture - related party                                                      --         475,677
Capital lease obligations                                                             941,696          91,706
                                                                                 ------------    ------------
        Total liabilities                                                           7,644,824       6,084,118

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 5,000,000 and 3,000,000 shares at September 30, 1997 and 1996, respectively:
           Series A, 2,020,496 issued and outstanding as of                                --          20,205
           September 30, 1996
           Series B, 349,000 issued and outstanding as of September                        --           3,490
           30, 1996
    Common stock, Class A, $.001 par value:  39,000,000 shares                         13,405           2,886
     authorized; 13,405,333 and 2,885,904 shares issued and
     outstanding as of September 30, 1997 and 1996, respectively
    Stock subscription promissory note receivable                                  (1,000,000)             --
    Additional paid-in capital                                                     79,650,550      14,966,792
    Deficit accumulated during development stage                                  (62,723,858)    (20,157,834)
                                                                                 ------------    ------------
        Total stockholders' equity (deficit)                                       15,940,097      (5,164,461)
                                                                                 ------------    ------------
        Total liabilities and stockholders' equity (deficit)                     $ 23,584,921    $    919,657
                                                                                 ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PROGENITOR, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              MAY 8, 1992
                                                                                                (DATE OF
                                                            YEAR ENDED SEPTEMBER 30,           INCEPTION)
                                               --------------------------------------------  TO SEPTEMBER 30,
                                                   1997            1996           1995            1997
                                               ------------    ------------    ------------    ------------
Revenues                                       $  1,141,649    $  1,332,366    $  2,821,386    $  5,295,401
Operating expenses:
    Research and development                      5,462,755       3,872,891       4,227,959      21,567,545
    Write-off of acquired in-process             21,092,000              --              --      21,092,000
     research and development
    General and administrative                    2,880,458       1,791,050       1,116,652       8,666,941
    Nonrecurring expenses                         1,506,563              --              --       1,506,563
                                               ------------    ------------    ------------    ------------
        Total operating expenses                 30,941,776       5,663,941       5,344,611      52,833,049
                                               ------------    ------------    ------------    ------------

        Loss from operations                    (29,800,127)     (4,331,575)     (2,523,225)    (47,537,648)

Nonrecurring expense                                     --        (973,525)             --        (973,525)
Interest and other income                           255,292              --              --         255,292
Interest expense - related party                   (659,531)       (119,617)       (289,297)     (1,940,030)
Interest expense - other                            (78,177)        (59,087)        (62,945)       (244,466)
                                               ------------    ------------    ------------    ------------
        Net loss                               $(30,282,543)   $ (5,483,804)   $ (2,875,467)   $(50,440,377)
                                                                                               ============

        Preferred stock dividend                (12,283,481)             --              --
                                               ------------    ------------    ------------

        Net loss applicable to common stock    $(42,566,024)   $ (5,483,804)   $ (2,875,467)
                                               ============    ============    ============

Net loss per common share                      $     ($9.82)   $      (1.92)   $      (1.02)
                                               ============    ============    ============

Shares used in computing net loss per common
    share                                         4,333,383       2,863,210       2,810,853
                                               ============    ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PROGENITOR, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    MAY 8, 1992
                                                                                                     (DATE OF
                                                             YEAR ENDED SEPTEMBER 30,              INCEPTION) TO
                                                   --------------------------------------------    SEPTEMBER 30,
                                                       1997            1996            1995           1997
                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(30,282,543)   $ (5,483,804)   $ (2,875,467)   $(50,440,377)

Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                       828,541         292,086         262,263       1,870,295
    Gain on sale of equipment                                --         (23,247)             --         (23,247)
    Noncash expense for anti-dilution stock
      issuances                                         386,463              --         376,680         763,143
    Write-off of acquired in-process                 21,092,000              --              --      21,092,000
      research and development
    Changes in operating assets and liabilities:
        Accounts receivable                              45,799          18,400        (193,898)       (129,699)
        Accounts receivable - related party                  --         131,600        (131,600)             --
        Notes receivable - employees, net              (351,813)        159,089         (16,638)       (411,458)
        Prepaid expenses and other current              (50,759)        (98,209)        (19,618)       (171,586)
        assets
        Accounts payable                             (1,142,759)         87,998          59,490        (822,105)
        Accrued expenses                              1,076,061          17,897         664,324       2,437,676
        Accrued interest - related party                659,589         119,617         261,350       1,912,141
                                                   ------------    ------------    ------------    ------------
     Cash used in operating activities               (7,739,421)     (4,778,573)     (1,613,114)    (23,923,217)
                                                   ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (923,288)        (83,467)       (154,814)     (2,410,905)
Proceeds from sale of equipment                              --          54,000              --          54,000
Advances under convertible bridge promissory
   note                                              (3,769,519)             --              --      (3,769,519)
Cash paid in purchase of Mercator                      (762,937)             --              --        (762,937)
                                                   ------------    ------------    ------------    ------------
    Cash used in investing activities                (5,455,744)        (29,467)       (154,814)     (6,889,361)
                                                   ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - related party           5,697,469       3,362,369       1,041,972      20,555,003
 Proceeds from convertible debenture -
   related party                                             --              --         436,740         436,740
 Proceeds from bridge loan - related party            3,665,029              --              --       3,665,029
 Proceeds from issuance of stock, net                23,006,585         420,250       1,560,431      24,995,179
 Proceeds from capital lease financings                 826,673         117,325          87,771       1,694,371
 Principal payments on capital lease
   financings                                          (349,654)       (243,332)       (194,787)       (860,492)
                                                   ------------    ------------    ------------    ------------
    Cash provided by financing activities            32,846,102       3,656,612       2,932,127      50,485,830
                                                   ------------    ------------    ------------    ------------
    Net increase (decrease) in cash and cash
      equivalents                                    19,650,937      (1,151,428)      1,164,199      19,673,252
Cash and cash equivalents, beginning of
period                                                   22,315       1,173,743           9,544              --
                                                   ------------    ------------    ------------    ------------
    Cash and cash equivalents, end of period       $ 19,673,252    $     22,315    $  1,173,743    $ 19,673,252
                                                   ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PROGENITOR, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           From May 8, 1992 (Date of Inception) To September 30, 1997


                                                                   PREFERRED STOCK
                                              --------------------------------------------------------
                                                     SERIES A                       SERIES B
                                              -------------------------     --------------------------
                                               SHARES         AMOUNT          SHARES         AMOUNT
                                              ---------    ------------     ----------   -------------
Balance, May 8, 1992 (date of inception)
  Issued in May 1992 at $.002 per share              --              --             --             --
  Issued in May 1992 at $.001 per  share             --              --             --             --
  Issued in December 1992 and
    January 1993 at $.000 per
    share under anti-dilution
    provisions                                       --              --             --             --
  Issued in December 1992 and
    January 1993 at $.02 per share                   --              --             --             --
  Repurchased at $.02 per share                      --              --             --             --
  Cumulative net loss (May 8,
    1992 through September 30, 1994)                 --              --             --             --
                                              -------------------------------------------------------
Balance, September 30, 1994                          --              --             --             --
                                              -------------------------------------------------------
  Issued preferred stock at $6.25
    for conversion of debt to
    equity                                    2,020,496    $     20,205             --             --
  Conversion of Class B common to
    Class A common under
    anti-dilution provisions                         --              --             --             --
  Issued in December 1994 at
    $.000 per share under
    anti-dilution provisions                         --              --             --             --
  Stock options exercised at $.20
    per share                                        --              --             --             --
  Issued preferred stock in
    December-April at $4.47 per
    share, net of offering costs                     --              --        349,000   $      3,490
  Net loss
                                              -------------------------------------------------------
Balance, September 30, 1995                   2,020,496          20,205        349,000          3,490
                                              -------------------------------------------------------
  Stock options exercised at
    $.20-$6.00 per share                             --              --             --             --
  Issued common stock in February
    1996 at $6.00 per share                          --              --             --             --
  Net loss                                           --              --             --             --


                                                                     COMMON STOCK
                                              -----------------------------------------------------    SHAREHOLDER
                                                       CLASS A                        CLASS B          PROMISSORY
                                              -------------------------        --------------------       NOTE
                                                SHARES        AMOUNT            SHARES      AMOUNT     RECEIVABLE
                                              ---------    ------------        --------   ---------    ----------
Balance, May 8, 1992 (date of  inception)
  Issued in May 1992 at $.002 per share       2,412,950    $      2,413              --          --         --
  Issued in May 1992 at $.001 per  share             --              --         250,000   $     250         --
  Issued in December 1992 and
    January 1993 at $.000 per
    share under anti-dilution
    provisions                                   13,397              13              --          --         --
  Issued in December 1992 and
    January 1993 at $.02 per share              216,588             217              --          --         --
  Repurchased at $.02 per share                 (74,267)            (74)             --          --         --
  Cumulative net loss (May 8,
    1992 through September 30, 1994)                 --              --              --          --         --

                                              -------------------------------------------------------------------
Balance, September 30, 1994                   2,568,668           2,569         250,000         250         --
                                              -------------------------------------------------------------------
  Issued preferred stock at $6.25
    for conversion of debt to
    equity                                           --              --              --          --         --
  Conversion of Class B common to
    Class A common under
    anti-dilution provisions                    178,750             179         250,000        (250)        --
  Issued in December 1994 at
    $.000 per share under
    anti-dilution provisions                     40,353              40              --          --         --
  Stock options exercised at $.20
    per share                                     1,500               1              --          --         --
  Issued preferred stock in
    December-April at $4.47 per
    share, net of offering costs                     --              --              --          --         --
  Net loss
                                              -------------------------------------------------------------------
Balance, September 30, 1995                   2,789,271           2,789              --          --         --
                                              -------------------------------------------------------------------
  Stock options exercised at
    $.20-$6.00 per share                         38,300              39              --          --         --
  Issued common stock in February
    1996 at $6.00 per share                      58,333              58              --          --         --
  Net loss                                           --              --              --          --         --



                                                              DEFICIT
                                                           ACCUMULATED
                                            ADDITIONAL        DURING
                                             PAID-IN       DEVELOPMENT
                                             CAPITAL          STAGE            TOTAL
                                           ------------    ------------    ------------
Balance, May 8, 1992 (date of inception)
  Issued in May 1992 at $.002 per share    $      2,413              --    $      4,826
  Issued in May 1992 at $.001 per  share             --              --             250
  Issued in December 1992 and
    January 1993 at $.000 per
    share under anti-dilution
    provisions                                      (13)             --              --
  Issued in December 1992 and
    January 1993 at $.02 per share                4,105              --           4,322
  Repurchased at $.02 per share                  (1,411)             --          (1,485)
  Cumulative net loss (May 8,
    1992 through September 30, 1994)                 --    $(11,798,563)    (11,798,563)
                                            -------------------------------------------
Balance, September 30, 1994                       5,094     (11,798,563)    (11,790,650)
                                            -------------------------------------------
  Issued preferred stock at $6.25
    for conversion of debt to
    equity                                   12,607,895              --      12,628,100
  Conversion of Class B common to
    Class A common under
    anti-dilution provisions                    161,751              --         161,680
  Issued in December 1994 at
    $.000 per share under
    anti-dilution provisions                    214,960              --         215,000
  Stock options exercised at $.20
    per share                                       299              --             300
  Issued preferred stock in
    December-April at $4.47 per
    share, net of offering costs              1,556,641              --       1,560,131
  Net loss                                           --      (2,875,467)     (2,875,467)
                                            -------------------------------------------
Balance, September 30, 1995                  14,546,640     (14,674,030)       (100,906)
                                            -------------------------------------------
  Stock options exercised at
    $.20-$6.00 per share                         70,212              --          70,251
  Issued common stock in February
    1996 at $6.00 per share                     349,940              --         349,998
  Net loss                                           --      (5,483,804)     (5,483,804)

                                PROGENITOR, INC.
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           From May 8, 1992 (Date of Inception) To September 30, 1997

                                                           PREFERRED STOCK
                                      -----------------------------------------------------------
                                                 SERIES A                        SERIES B
                                      --------------------------         ------------------------
                                         SHARES           AMOUNT         SHARES            AMOUNT
                                      ----------          ------         -------           ------
                                      -----------------------------------------------------------
Balance, September 30, 1996            2,020,496          20,205         349,000           3,490
                                      -----------------------------------------------------------
  Issuance of stock in February
    1997 at $4.00-$5.50 per share             --              --              --              --
  Issuance of Units in Offering               --              --              --              --
  Issuance to underwriters to
    cover overallotment                       --              --              --              --
  Issuance of common stock in
    Mercator Acquisition                      --              --              --              --
  Forgiveness of debt by
    Interneuron                               --              --              --              --
  Conversion of preferred stock
    series A to common stock          (2,020,496)        (20,205)             --              --
  Conversion of preferred stock
    series B to common stock                  --              --        (349,000)         (3,490)
  Issuance of stock upon exercise
    of warrants-Ohio University               --              --              --              --
  Issuance of stock to Ohio
    University under
    anti-dilution provisions                  --              --              --              --
  Issuance of common stock to
    Amgen                                     --              --              --              --
  Issuance of common stock in
    August - September at
    $.20-$.68 per share upon
    exercise of options                       --              --              --              --
  Preferred stock dividend                    --              --              --              --
  Net loss                                    --              --              --              --
Balance, September 30, 1997                   --              --              --              --


                                                                                                  SHAREHOLDER
                                                            COMMON STOCK                          PROMISSORY
                                      -------------------------------------------------------
                                               CLASS A                     CLASS B                   NOTE
                                      -------------------------     -------------------------
                                        SHARES        AMOUNT          SHARES        AMOUNT        RECEIVABLE
                                      ----------    -----------     ----------     ----------    ------------
                                      -----------------------------------------------------------------------
Balance, September 30, 1996            2,885,904          2,886             --             --              --
                                      -----------------------------------------------------------------------
  Issuance of stock in February
    1997 at $4.00-$5.50 per share          1,313              2             --             --              --
  Issuance of Units in Offering        2,750,000          2,750             --             --              --
  Issuance to underwriters to
    cover overallotment                  125,000            125             --             --              --
  Issuance of common stock in
    Mercator Acquisition               3,442,814          3,443             --             --              --
  Forgiveness of debt by
    Interneuron                               --             --             --             --              --
  Conversion of preferred stock
    series A to common stock           2,349,414          2,349             --             --              --
  Conversion of preferred stock
    series B to common stock             725,393            725             --             --              --
  Issuance of stock upon exercise
    of warrants-Ohio University           25,000             25             --             --              --
  Issuance of stock to Ohio
    University under
    anti-dilution provisions              71,900             72             --             --              --
  Issuance of common stock to
    Amgen                              1,023,256          1,023             --             --      (1,000,000)
  Issuance of common stock in
    August - September at
    $.20-$.68 per share upon
    exercise of options                    5,339              5             --             --              --
  Preferred stock dividend                    --             --             --             --              --
  Net loss                                    --             --             --             --              --
                                      -----------------------------------------------------------------------
Balance, September 30, 1997           13,405,333   $     13,405             --             --    $ (1,000,000)
                                      =======================================================================



                                                      DEFICIT
                                                    ACCUMULATED
                                      ADDITIONAL      DURING
                                       PAID-IN      DEVELOPMENT
                                       CAPITAL        STAGE            TOTAL
                                    ------------    -----------      ----------
                                    -------------------------------------------
Balance, September 30, 1996           14,966,792    (20,157,834)     (5,164,461)
                                    -------------------------------------------
  Issuance of stock in February
    1997 at $4.00-$5.50 per share          5,529             --           5,531
  Issuance of Units in Offering       16,355,740             --      16,358,490
  Issuance to underwriters to
    cover overallotment                  813,625             --         813,750
  Issuance of common stock in
    Mercator Acquisition              15,396,557             --      15,400,000
  Forgiveness of debt by
    Interneuron                       13,940,814                     13,940,814
  Conversion of preferred stock
    series A to common stock              17,856             --              --
  Conversion of preferred stock
    series B to common stock               2,765             --              --
  Issuance of stock upon exercise
    of warrants-Ohio University           67,225             --          67,250
  Issuance of stock to Ohio
    University under
    anti-dilution provisions             386,391             --         386,463
  Issuance of common stock to
    Amgen                              5,411,991             --       4,413,014
  Issuance of common stock in
    August - September at
    $.20-$.68 per share upon
    exercise of options                    1,784             --           1,789
                                      12,283,481    (12,283,481)
  Net loss                                    --    (30,282,543)    (30,282,543)
                                    -------------------------------------------
Balance, September 30, 1997         $ 79,650,550   $(62,723,858)   $ 15,940,097
                                    ===========================================


               The accompanying notes are an integral part of the
                       consolidated financial statements

                                PROGENITOR, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        1.     Organization and Summary of Significant Accounting Policies:

               a. Organization: Progenitor, Inc. (together with Subsidiary, the "Company"), a Delaware Corporation, is engaged in the discovery and functional characterization of genes to identify therapeutic leads and targets for the development of new pharmaceuticals. Significant additional research and development activities, clinical testing, and regulatory approvals must be completed before commercial sales, if any, of the Company's product will commence. The Company is actively pursuing research and development grants and negotiating equity and corporate partnership arrangements to fund its research and development activities. Expenses incurred have been primarily for research and development activities and administration, resulting in an accumulated deficit of $62,723,858. The Company is dependent on the proceeds of its securities offerings and other financing vehicles to continue clinical research and to fund working capital requirements. If additional funding is unavailable to the Company when needed, the Company will be required to significantly curtail one or more of its research and development programs, and the Company's business and financial condition will be adversely affected.

        Prior to August 12, 1997, the Company was a majority owned subsidiary of Interneuron Pharmaceuticals, Inc. (Interneuron). Interneuron provided the initial funding of the Company and had invested $26.6 million in the Company through debt and equity financing through August 12, 1997.

               b. Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mercator Genetics, Inc. ("Mercator"), since August 12, 1997, the date of acquisition (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

               c. Revenue Recognition: The Company recognizes revenue under strategic alliances as certain agreed upon milestones are achieved or license fees are earned.

               d. Research and Development Costs: All costs related to research and development are expensed as incurred.

               e. Reclassification: Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

               f. Cash and Cash Equivalents: Cash and cash equivalents consist of cash in banks, highly liquid debt instruments and money market funds with original maturities of three months or less. At September 30, 1997, approximately $19.7 million of cash and cash equivalents were held in three financial institutions.

               g. Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Equipment leased under capital leases is amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. The asset cost and accumulated depreciation is removed for assets sold or retired, and any resulting gain or loss is reflected in the statement of operations. Equipment includes $2,349,886 and $865,540 of equipment under capital leases and accumulated depreciation of $1,008,556 and $516,551 as of September 30, 1997 and 1996, respectively.

               h. Intangible Assets: Intangible assets at September 30, 1997 include amounts related to goodwill and assembled workforce of approximately $481,000 and $735,000, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets of Mercator and is amortized on a straight-line basis over ten years. Assembled workforce represents the estimated cost to recruit and train 37 Mercator employees retained by the Company and is being amortized on a straight-line basis over two years. Approximately $216,000 of the amount related to assembled workforce was written off as a permanent impairment loss in September 1997 as a result of employee turnover subsequent to the date of acquisition. This amount was calculated based on the value allocated to the individual employees who left immediately following the acquisition.

               i. Stock Split: Effective in August 1997, the Board of Directors authorized a 1-for-2 reverse stock split on Class A common shares. All references to Class A common shares, underlying stock options, warrants and per share data have been restated to reflect the reverse stock split.

               j. Net Loss per Share:

                      Historical

                      Net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued at prices below the initial public offering (the "Offering") price during the 12 months immediately preceding the filing date of an Offering have been included in the calculation as if they were outstanding through the interim period that includes the Offering prospectus, March 31, 1997, (using the treasury stock method and the Offering price of $5.375 per share).

                      Supplementary

                      Supplementary net loss per common share is computed based on the historical net loss per share adjusted for the conversion of all outstanding shares of preferred stock into common stock as if the conversion had occurred on October 1, 1996. Based on this supplementary net loss per common share would have been $(6.09) for the year ended September 1997, with a weighted average number of shares outstanding of 6,986,949.

               k. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               l. Future Disclosure Requirements: The Company will adopt SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), in the fiscal quarter ending December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management has not determined the effect of adopting SFAS No. 128.

        The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), in the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

        2. Acquisition: Effective August 12, 1997, the Company acquired Mercator for an aggregate purchase price of approximately $23.6 million (the "Acquisition"). The Acquisition has been accounted for using the purchase method. The purchase price consideration was comprised of 3,442,814 shares of common stock, 592,914 options and 56,737 warrants to purchase common stock with a combined fair value of $15.4 million, $3.8 million of loan forgiveness, $2.6 million of assumed liabilities and $1.9 million of estimated transaction costs. Prior to the Acquisition, the Company provided bridge loan financing of $3.8 million, including accrued interest of approximately $105,000, to Mercator in the form of a Convertible Bridge Promissory Note which became part of the purchase price consideration.

        In connection with the Acquisition the Company wrote off approximately $21.1 million of acquired in-process research and development which was charged to operations, because in management's opinion, technological feasibility for the acquired research and development had not been established and the technology had no alternative future use. The Company also incurred several nonrecurring expenses of approximately $1.5 million, including $839,000 for severance, retention and bonus programs, $350,000 to facilitate employee relocation and $318,000 for other integration costs.

        The following unaudited pro forma consolidated results of operations have been prepared as if the Acquisition of Mercator had occurred on October 1, 1995:


                             Year ended            Year ended
                         September 30, 1997     September 30, 1996
                            ------------          ------------
Revenue                     $  1,266,649          $  1,832,377
Net Loss                    $(15,898,101)         $(34,246,991)
Net  loss  applicable  to
common stock                $(28,181,582)         $(34,246,991)
Net loss per common share   $      (3.86)         $      (5.43)


The pro forma net loss applicable to common stock and net loss per share amounts for fiscal 1996 include the write off of purchased research and development of $21.1 million, the recognition of an impairment loss on assembled workforce of $216,000, and amortization expense of approximately $307,000 related to goodwill and assembled workforce. The pro forma net loss applicable to common stock and net loss per common share amounts for fiscal 1997 include amortization expense of approximately $307,000 related to goodwill and assembled workforce. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3. Accrued expenses: Accrued expenses consist of the following:


                                            September 30,
                                       -----------------------
                                          1997         1996
                                       ----------   ----------
Initial public offering expenses       $  955,430   $  249,363
Acquisition expenses                      672,825
Sponsored research - Ohio University      311,489      342,506
Sponsored research - other                646,846      199,853
Nonrecurring expenses                     654,579
Other                                     907,203      569,893
                                       ----------   ----------
                                       $4,148,372   $1,361,615
                                       ==========   ==========


        4.     Income taxes:

        No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of September 30, 1997, net deferred tax assets totaled approximately $20,283,000 on total net operating loss carryforwards of approximately $31,500,000, tax credits of approximately $720,000 and capitalized research and development costs of $6,918,000. The net operating loss carryforwards and tax credits expire on various dates through 2011. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Internal Revenue Code. As a result of ownership changes which occurred in August 1997, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.

        5.     Long-term Debt Payable to Related Party:

        In March 1996, the Company entered into a promissory note with Interneuron, a previous majority shareholder, bearing interest at a rate of 1% over the prime lending rate. A total of $3,443,050 was outstanding under the note as of September 30, 1996, including accrued interest of $80,680. Effective immediately prior to the consummation of the Offering, the amount outstanding under the promissory note, $9,694,938, including accrued interest of $600,068, was contributed to the capital of the Company.

        In March 1995, the Company entered into a convertible debenture agreement with Interneuron, at a rate of 1% over the prime lending rate. As of September 30, 1996, the outstanding convertible debenture balance was $475,677, including accrued interest of $59,058. Effective immediately prior to the consummation of the Offering, the amount outstanding under the convertible debenture, $509,333, including accrued interest of $92,714, was contributed to the capital of the Company.

        In February 1997, in connection with the Company's bridge financing to Mercator, the Company entered into a Bridge Line of Credit Letter Agreement with Interneuron providing for loans of up to an aggregate of $6.6 million. The bridge loan bore interest at 10% per annum. Effective immediately prior to the consummation of the Offering, the amount outstanding under the convertible debenture, $3,769,519, including accrued interest of $104,519, was contributed to the capital of the Company.

        6. Commitments:

        The Company has entered into various operating leases for furniture, fixtures and equipment which expire through the year 2000.

        In April 1994, the Company entered into a sale-leaseback equipment lease financing agreement with a leasing company providing for funding of up to an aggregate of $2.2 million for equipment purchased prior to September 30, 1996. In January 1997, the agreement was amended to increase the aggregate funding limit to $4.0 million and to extend the commitment period to March 31, 1997.

        In connection with the acquisition of Mercator, the Company assumed liability for amounts outstanding under equipment loan agreements and an equipment lease line of credit agreement providing for funding of up to $3 million for equipment purchases entered into by Mercator.

        The Company leases facilities under an operating lease that expires on September 30, 1999. The lease provides for monthly rental payments of approximately $30,100.

        The minimum rental commitments under these agreements are as follows:


Years ending September 30,               Operating Leases    Capital Lease Obligation
                                          ---------------          -----------
1998                                           $409,760            $   903,475
1999                                            347,855                755,010
2000                                              3,444                260,189
2001                                                                     8,332
                                          ---------------          -----------
Total lease payments                           $761,059              1,927,006
                                          ===============
Less amount representing interest                                     (223,381)
                                                                   -----------
Present value of future lease payments                               1,703,625
Less current portion                                                  (761,929)
                                                                   -----------
Noncurrent   portion  of  capital  lease
obligation                                                          $  941,696
                                                                   ===========

        Rent expense approximated $267,000, $263,000 and $186,000 during 1997, 1996 and 1995, respectively.

        7. Related Party Transactions and Other Agreements:

               a. Loans to Employees: At September 30, 1997 and 1996, net loans to employees totaled approximately $561,000 and $60,000, respectively. Of this amount, approximately $515,000 and $50,000 represented loans to five executives at September 30, 1997 and 1996, respectively. Portions of the loans are forgivable upon the achievement of specified milestones. The loans have various terms and interest rates ranging from 0% to 7%, and are secured by second deeds of trust on residences. In October 1997, an executive with an outstanding loan of $150,000 resigned from the Company. The loan is due upon the earlier of the sale of the residence or October 1998.

               b. License and Research Agreements: The Company entered into a license agreement and a sponsored research agreement with Ohio University in January 1992, certain terms of which were amended in October 1993. The license agreement grants the Company the exclusive worldwide license to patent and other rights to yolk sac stem cells and related technologies in exchange for royalties based on sales. The research agreement requires the Company to fund specified minimum levels of research and related expenses, as well as any additional costs approved in advance by the Company. The license agreement also contains certain requirements related to the management and operation of the Company, including the nomination by The Ohio University Foundation of two designees of The Ohio University Foundation to the Board of Directors of the Company. The Ohio University Foundation's right to designate two representatives to the Board of Directors of the Company terminated upon the consummation of the Company's initial public offering.

        Under the terms of a stock purchase agreement, The Ohio University Foundation purchased 58,333 shares of common stock at $6 per share in February 1996. An additional 71,900 common shares were issued to The Ohio University Foundation in August 1997 pursuant to an anti-dilution provision. Under the terms of a stock purchase right The Ohio University Foundation purchased an additional 25,000 common shares at $2.69 per share in August 1997.

        In April 1993, the Company entered into a second license agreement and a sponsored research agreement with Ohio University pursuant to which the Company agreed to fund research relating to the T7T7 gene delivery system. The license agreement grants the Company the exclusive worldwide license to all patent and other rights derived from this and related technologies in exchange for royalties based on sales.

        In November 1994, the Company was awarded a competitive grant of $2.0 million through the Advanced Technology Program ("ATP") of the U.S. Department of Commerce. The funds will be received over a three-year period commencing June 1, 1995. In the years ended September 30, 1997, 1996 and 1995, the Company recorded revenue of $641,000, $751,000 and $259,000, respectively. At September 30, 1997 and 1996, respectively, $129,699 and $175,498 was due under the ATP grant.

        In March 1995, the Company entered into a license and collaboration agreement with Chiron Corporation ("Chiron"). As required by the agreement, an initial cash payment of $2.5 million was paid by Chiron to the Company in April 1995 as a license fee and reimbursement of past research and development expenses. In addition, the Company reimbursed Chiron for the start-up manufacturing costs incurred related to this agreement of $750,000 through September 30, 1996. Chiron paid $500,000 to the Company in January 1996 for continued research funding. The agreement also calls for future payments contingent upon the achievement of certain milestones.

        In May 1995, the Company entered into a sponsored research and license agreement with Novo Nordisk through its subsidiary, ZymoGenetics, Inc. The agreement calls for research and license fees to be paid to the Company, contingent upon certain conditions and the meeting of certain milestones.

        In December 1996, the Company entered into a license agreement with Amgen, Inc. ("Amgen"). The Company recorded revenue of $500,000 in December 1996, in consideration for the licenses granted. The agreement also provides for a license maintenance fee as well as milestone and royalty payments to be received contingent upon the achievement of certain milestone driven events. Additionally, in December 1996, the Company entered into a stock purchase agreement with Amgen, under which Amgen purchased 1,023,256 shares of the

Company's common stock for $5.5 million concurrently with the closing of the Offering, with $4.5 million paid in cash and $1 million in the form of a non-interest bearing promissory note. The promissory note will become due in two payments, with $500,000 due in December 1997 and $500,000 due in December 1998.

        In September 1997, the Company entered into a collaboration agreement with SmithKline Beecham Clinical Laboratories ("SBCL") for the exclusive rights to develop and perform genetic testing under the Company's patent applications covering the gene for hereditary hemocromatosis. Under the terms of the agreement the Company is to be paid an up-front fee of $100,000 which is creditable against royalties due in the first year. This amount was paid in October 1997. In addition, SBCL will pay the Company annual license fees which will be creditable against royalties due the Company during the year. Under the terms of the agreement, SBCL will also pay royalty fees to the Company for each use of any diagnostic or screening test performed. No amounts were recorded under the agreement at September 30, 1997.

        Additionally, the Company has entered into various sponsored research agreements with varying terms up to two years in length. The total sponsored research expense was $849,224, $544,079 and $601,103 for 1997, 1996 and 1995,
respectively, and $4,083,983 for the period from May 8, 1992 (date of inception) to September 30, 1997. Payments to Ohio University for sponsored research totaled $0, $108,624 and $398,064 for 1997, 1996 and 1995, respectively, and
$1,389,756 for the period from May 8, 1992 (date of inception) to September 30, 1997. In addition, at September 30, 1997, the Company had commitments to fund additional sponsored research of approximately $958,000.

               c. Option Agreement: In July 1997, the Company entered into an option agreement with Interneuron on the Company's Del-1 protein. Under the agreement, Interneuron received a right of first refusal to acquire an exclusive royalty-bearing right to manufacture, use and sell Del-1 on terms to be negotiated. In the event the Company grants such rights to a third party, the Company must share fees, milestone payments and royalties with Interneuron. Should the Company develop and sell the technology independently, the Company will pay Interneuron royalties on net sales. The option agreement terminates upon the expiration of the last to expire of any issued patent, or patent that might issue, relating to the licensed technology, or upon the conclusion of a license agreement with Interneuron. In exchange for receiving the option, Interneuron paid the Company $1 and relinquished its right to receive certain minimum returns on its Series A and B Preferred Stock (see Note 12).

        8.     Nonrecurring Non-operating Expense:

        During fiscal year 1996, the Company incurred $973,525 of costs related to an attempted initial public offering, in connection with which a Form S-1 Registration Statement with the Securities and Exchange Commission was filed on June 6, 1996. Such costs were expensed in accordance with accounting requirements during fiscal 1996.

        9.     Employee Benefits:

        Employees of the Company are eligible to participate in the Interneuron Pharmaceuticals, Inc. 401(k) Savings Plan under which employees may defer a portion of their annual compensation. Company contributions to the 401(k) Savings Plan may be made on a discretionary basis. As of September 30, 1997, no Company contributions have been made.

        10.    Stock Options and Warrants:

               a. Stock Options: At September 30, 1997, the Company had reserved 3,928,609 shares of common stock for issuance under various stock option plans, including plans resulting from the acquisition of Mercator (see Note 2). The plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, directors and consultants of the Company at prices not less than fair market value (as determined by the Compensation Committee of the Board of Directors) on the date of grant. Options are exercisable at times and in increments specified by the Compensation Committee. Options generally vest over three or four years and expire in five or ten years.

Activity under the plans is as follows:


                                                Weighted
                                                 Average
                                     Number of  Price per
                                      Options     Share
                                    ---------------------
Outstanding at September 30, 1994      178,625    $2.10
    Granted                            192,250    $5.89
    Canceled                           (20,472)   $0.84
    Exercised                           (1,500)   $0.20
                                    ----------    -----
Outstanding at September 30, 1995      348,903    $4.28
    Granted                            432,250    $7.22
    Canceled                           (55,353)   $3.66
    Exercised                          (38,300)   $1.74
                                    ----------    -----
Outstanding at September 30, 1996      687,500    $7.22
    Granted                          2,146,074    $4.11
    Canceled                          (603,419)   $7.86
    Exercised                           (6,692)   $1.11
                                    ----------    -----
Outstanding at September 30, 1997    2,223,463    $4.11


        At September 30, 1997, there were 1,705,146 shares of common stock available for grant under the Company's stock option plans. In November, 1997, the Company granted options to purchase 828,322 shares exercisable at $4.00 per share.

        The following table summarizes information with respect to stock options outstanding at September 30, 1997:


                                        Weighted
                                         Average     Weighted        Number
                         Number         Remaining    Average       Exercisable      Weighted
   Range of         outstanding at    Contractual    Exercise     at September       Average
Exercise Price    September 30, 1997  Life (years)    Price         30, 1997      Exercise Price
------------------------------------------------------------------------------------------------
$      0.20              14,750          5.38         $0.20            14,750         $0.20
$      0.68             573,930          8.88         $0.68           573,930         $0.68
$2.00-$4.58              80,047          6.53         $3.67            66,297         $3.60
$      5.38             951,885          8.85         $5.38           150,000         $5.38
$5.50-$6.50             602,851          8.57         $5.52           265,312         $5.52
                      ---------         -----         -----         ---------         -----
                      2,223,463          9.10         $4.12         1,070,289         $2.72


        In December 1996, the Company canceled all stock options with exercise prices of $5.50 or more. This amounted to 581,750 options originally granted from the 1992 and 1996 plans. The options were regranted at a new exercise price of $5.50, the estimated fair market value at the time of the regrant.

        In August 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP"). It is intended to qualify under Section 423 of the Code and to provide employees with an opportunity to purchase the Company's common stock through payroll deductions. Under the ESPP, employees may purchase the Company's common stock at the lesser of (i) 85% of the common stock's fair market value on the first day of the 24-month purchase period, or (ii) 85% of the fair market value on the last day of each six month accrual period. A total of 100,000 shares have been reserved for issuance under the ESPP. As of September 20, 1997, no shares have been issued under the ESPP.

        The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Stock Option Plans (or ESPP if applicable). Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended September 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                       YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------------
                                                                       1997                1996
                                                                    ----------          ----------
Net loss  applicable to common  shareholders  - as reported          $(42,566)            $(5,483)
Net loss  applicable to common  shareholders - pro forma             $(43,381)            $(5,681)
Net loss - as reported                                               $(  9.82)            $( 1.92)
Net loss per share - pro forma                                       $( 10.01)            $( 1.98)


        The above pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

        The aggregate fair value and weighted average fair value per share of options granted in fiscal 1997 and 1996 were $3.6 million and $1.9 million and $1.68 and $4.45 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:


                                          1997            1996
                                          ----            ----
Expected volatility                       81.34%             0%
Risk-free interest rate                    6.03%          6.10%
Expected life of options in years         5 years        5 years
Expected dividend yield                       0%             0%


               b. Warrants: In June 1995, the Company issued to designees of an affiliate of Interneuron, warrants to purchase a total of 34,901 shares of Series B convertible preferred stock at $6.875 per share. The warrants were issued in conjunction with the private placement offering discussed in Note 12. Upon the completion of the Offering, the warrants were converted into warrants to purchase 72,536 shares of common stock at an exercise price of $3.31 per share. The warrants expire in August 2002. The Company paid the affiliate approximately $129,000 as its share of placement agent fees.

        In connection with the Offering, the Company issued 2,750,000 warrants, which entitle the holder to purchase one share of common stock at $10.50, subject to adjustment under certain circumstances. The warrants are exercisable through August 2002. The outstanding warrants are redeemable by the Company at $0.01 per warrant, under certain conditions. A holder of the warrants does not possess any voting or other rights as a stockholder of the Company until such holder exercises the warrant.

        In connection with the acquisition of Mercator, the Company issued warrants to purchase 33,744 shares of common stock at an exercise price of $1.48 per share on or before August 31, 2003 and 22,993 shares of common stock at an exercise price of $5.09 on or before October 2, 2004.

        11.    Common Stock:

        On August 6, 1997, the Company's registration statement with the Securities and Exchange Commission was declared effective for the sale of 2,750,000 units. On August 12, 1997, the Company concluded the sale of the 2,750,000 units at an offering price of $7 per unit, with net proceeds to the Company of $16.3 million. Each unit consisted of one share of common stock and one Common Stock Purchase Warrant; see Note 10.

        In September 1997, the underwriters exercised a portion of their over-allotment option and purchased 125,000 units at $7 per unit.

        12.    Preferred Stock:

        In December 1994, the Company's Board of Directors approved the authorization of 2,120,000 shares of Series A and 880,000 shares of Series B preferred stock, which were convertible into shares of Class A common stock and had preferential rights in terms of dividends and liquidation over common stock. Shares of preferred stock had voting rights equal to the number of shares of their common stock equivalent. Through August 1997, the Company had issued 2,020,496 shares of Series A and 349,000 shares of Series B preferred stock in connection with private placements, whereby the Company received a total of approximately $1,560,000, net of offering costs, and cancelled the then-outstanding intercompany debt. These private placements consisted of the sale of units, each unit consisting of shares of preferred stock of the Company, shares of preferred stock of another subsidiary of Interneuron, Transcell Technologies, Inc., and a put protection right from Interneuron. The put protection right provided that on the third anniversary of the final closing date of the private placement, the owner had the right to sell to Interneuron a percentage of the preferred stock of the Company that is deemed to be illiquid, as defined by the agreement. The Series A and B preferred stock was convertible, at any time at the option of the holder, into shares of Class A common stock was based on a conversion ratio subject to adjustment based on several factors. Upon an offering, the conversion ratio was to be adjusted so that the holders received a minimum return of 35% annually. In July 1997, the holder of the Series A Preferred Stock relinquished its right to receive the minimum returns on its Series A Preferred Stock (see Note 7).

        In connection with the Offering, all outstanding shares of Series A and B preferred stock were converted into 3,074,767 shares of common stock. As a result of the minimum return provisions described above, a preferred stock dividend of approximately $12.3 million was recorded by the Company.

        In August 1997, the Company's Board of Directors authorized the issuance of an additional 2,000,000 shares of Preferred Stock. The total number of shares of Preferred Stock available for issuance is 5,000,000 as of September 30, 1997.

        13.    Supplemental Disclosure for Consolidated Statement of Cash Flows:

        The Company paid interest aggregating $78,177, $59,087 and $84,265 for the years ended September 30, 1997, 1996 and 1995, respectively, and $244,466 for the period May 8, 1992 (date of inception) through September 30, 1997.

        In 1995, Interneuron converted debt of $11,495,165 and accrued interest of $1,132,935 into 2,020,496 shares of Series A Preferred stock.

        In 1996, the Company purchased fixed assets with accounts payable in the amount of $126,261. As of September 30, 1996, the amount was included in accounts payable.

        In August 1997, in conjunction with the acquisition of Mercator described in Note 2, the Company issued 3,442,814 shares of common stock valued at $15.4 million for all of the outstanding shares of Mercator. In addition, acquisition costs of $1,154,803 were unpaid at September 30, 1997 and are included in accounts payable and accrued liabilities.

        In August 1997, in conjunction with the Offering described in Note 11, the following non-cash transactions occurred:

        1) The Company issued 1,023,256 shares of common stock to Amgen for $4.5 million cash and a $1.0 million non-interest bearing promissory note receivable as described in Note 7.

        2) Interneuron forgave the amounts outstanding under the convertible debenture, the promissory note and the bridge line of credit letter agreement, totaling $13,940,814, including accrued interest of $797,301 as described in Note 5.

        3) As a result of certain minimum return provisions in the Series A and B preferred stock, a preferred stock dividend and contribution of capital of approximately $12.3 million was recorded. See Note 12.

        4) Offering costs of $1,346,761 were unpaid at September 30, 1997 and are included in accounts payable and accrued liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 10, 1998 (the "Proxy Statement"), is incorporated herein by reference. In addition, see the discussion under the caption "Executive Officers" in Item 1 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

        The information included in the Company's Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," "Stock Options," "Option Exercises and Holdings," "Compensation Committee Interlocks and Insider Participation" and "Employment Arrangements" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Employment Arrangements" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Business" under Item 1, and Note 7 of "Notes to Consolidated Financial Statements" under Item 8, of this Form 10-K. In addition, the information included in the Company's Proxy Statement under the caption "Certain Transactions" is incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following documents are filed as a part of this Report:
      1.  Financial Statements.
             Report of Independent Accountants
             Consolidated Balance Sheets - September 30, 1997 and 1996 Consolidated Statements of Operations - Years Ended September 30,
                 1997, 1996 and 1995, and May 8, 1992 (Date of Inception) to September 30, 1997
             Consolidated Statements of Stockholder's Equity (Deficit) - period May 8, 1992 (Date of Inception) through September 30, 1997 Consolidated Statements of Cash Flows - Years Ended September 30, 1997, 1996 and 1995, and May 8, 1992 (Date of Inception) to
                 September 30, 1997
             Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules

          All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      3.  Exhibits

          The Exhibit Index appears on page 68.

      Exhibit
       Number           Description of Document
       ------           -----------------------
        **1.1           Form of Underwriting Agreement.
        **2.1           Amended and Restated Agreement and Plan of
                        Reorganization, dated as of February 14, 1997, as amended
                        July 22, 1997 (filed as Exhibit 2.1 to the Registration
                        Statement on Form S-4 filed by the Company and
                        incorporated herein by reference).
        **3.1           Restated Certificate of Incorporation of the Company.
        **3.2           Amended and Restated Bylaws of the Company.
        **4.1           Specimen Stock Certificate of the Company.
        **4.2           Reference is made to Exhibits 3.1 and 3.2.
        **4.3           Warrant Agreement for Series A Preferred Stock issued by Mercator  Genetics,  Inc. to
                        Phoenix Leasing Incorporated, dated August 31, 1993.
        **4.4           Warrant Agreement for Series B Preferred Stock issued by Mercator  Genetics,  Inc. to
                        Phoenix Leasing Incorporated, dated October 28, 1994.
        **4.5           Form of Warrant for Purchase of Common Stock.
        **4.6           Form of Warrant Agreement.
        **5.1           Opinion of Morrison & Foerster LLP.
       **10.1           Form of Indemnification Agreement entered into between
                        the Company and its directors and executive officers.
       **10.2           The Company's 1992 Stock Option Plan.
       **10.3           Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan.
       **10.4           Form of Non-Qualified Stock Option Agreement under the 1992 Stock Option Plan.
       **10.5           The  Company's  1996 Stock  Incentive  Plan,  as amended and  restated as of March 7,
                        1997, and form of Stock Option Agreement.

      Exhibit
       Number           Description of Document
       ------           -----------------------
       **10.6           Form of Investors' Rights Agreement, entered into among
                        the Company, Interneuron Pharmaceuticals, Inc., Transcell
                        Technologies, Inc., and the holders of the Company's
                        Preferred Stock, Series B.
     */**10.7           License Agreement, dated as of January 28, 1992, by and
                        between Scimark Corp., The Castle Group Ltd. and Ohio
                        University, as amended October 15, 1993.
     */**10.8           Sponsored Research Agreement, dated January 31, 1992, by
                        and between Scimark Corp. and Ohio University, as amended
                        October 15, 1993, February 16, 1994, November 16, 1994
                        and November 22, 1995.
     */**10.9           License Agreement, dated as of April 1, 1993, by and
                        between the Company and Ohio University.
      **10.11           License Agreement, dated as of June 8, 1994, by and
                        between the Company and Associated Universities, Inc.
    */**10.12           Standard License Agreement, dated as of September 1,
                        1994, by and between the Company and the Wisconsin Alumni
                        Research Foundation, as amended June 2, 1995.
    */**10.13           License and Collaboration Agreement, dated as of March
                        31, 1995, by and between the Company and Chiron
                        Corporation, as amended April 10, 1996.
    */**10.14           Sponsored Research and License Agreement, dated as of May
                        1, 1995, by and between the Company and Novo Nordisk A/S,
                        as amended January 17, 1996 and March 17, 1996.
    */**10.15           License Agreement, dated as of July 17, 1995, by and
                        between the Company and Vanderbilt University.
    */**10.16           License Agreement, dated as of May 30, 1996, by and
                        between the Company and AMRAD Developments PTY Ltd.
      **10.17           Lease Agreement,  dated as of November 1994, by and between the Company and Thomas R.
                        Eggers.
      **10.18           Lease, Service and Affiliation Agreement, entered into as
                        of February 1995, by and between the Company and The Ohio
                        State University.
      **10.19           Employment Agreement,  dated January 3, 1993, by and between the Company and Douglass
                        B. Given.
      **10.20           Form of Intercompany Services Agreement, dated as of ,
                        1997, by and between the Company and Interneuron
                        Pharmaceuticals, Inc.
      **10.21           Form of Tax Allocation Agreement, dated as of , 1997, by
                        and between the Company and Interneuron Pharmaceuticals,
                        Inc.
      **10.22           The Company's 1996 Employee Stock Purchase Plan.
    */**10.23           License Agreement, dated as of December 31, 1996, by and
                        between the Company and Amgen Inc.
      **10.24           Stock Purchase Agreement, dated as of December 31, 1996,
                        by and between the Company and Amgen Inc.
    */**10.25           License Agreement, dated as of January 8, 1997, by and
                        between the Company and Associated Universities, Inc.,
                        operator of Brookhaven National Laboratory.
    */**10.26           Amended and Restated Sponsored Research and License
                        Agreement, dated as of February 21, 1997, by and between
                        the Company and Novo Nordisk A/S.
      **10.27           The Company's 1997 Stock Option Plan.
    */**10.28           License  Agreement,  dated as of February 1, 1997, by and between Mercator  Genetics,
                        Inc. and the Board of Trustees of The Leland Stanford Junior University.
      **10.29           Lease Agreement, dated July 29, 1993, by and between
                        Mercator Genetics, Inc. and WVP Income Plus, III, as
                        amended August 11, 1993, February 7, 1994, October 10,
                        1994, April 27, 1995 and May 29, 1997.
      **10.30           Form of Indemnification  Agreement entered into between Mercator  Genetics,  Inc. and its directors and executive officers.
      **10.31           Employment Agreement, dated as of February 14, 1997, by
                        and between the Company and Elliott Sigal.
      **10.32           Loan Agreement, dated as of February 14, 1997, by and
                        between Mercator Genetics, Inc. and the Company (filed as
                        Exhibit 10.35 to the Registration Statement on Form S-4
                        filed by the Company and incorporated herein by
                        reference).
    */**10.33           Scientific Collaboration Agreement,  dated February 21, 1997, by and between Mercator
                        Genetics, Inc. and Affymetrix, Inc.
    */**10.34           Scientific  Collaboration  Agreement,  dated March 3, 1997,  by and between  Mercator
                        Genetics, Inc. and Affymetrix, Inc.
    */**10.35           Progenitor Pangea Collaboration Agreement, dated as of
                        March 13, 1997, by and between the Company and Pangea
                        Systems, Inc.
      **10.36           Employment  Agreement,  dated as of May 1997, by and between the Company and Douglass
                        B. Given.
    */**10.37           Exclusive License Agreement and Option, dated as of April
                        1, 1997, by and between The National Jewish Medical and
                        Research Center and the Company.

      Exhibit
       Number           Description of Document
       ------           -----------------------
    */**10.38           Sponsored Research Agreement, dated May 1, 1997, by and
                        between the Ontario Cancer Institute/Princess Margaret
                        Hospital and the Company.
    */**10.39           Sponsored Research Agreement, dated April 15, 1997, by
                        and between the University of Cambridge and the Company.
    */**10.40           Sponsored Research Agreement, dated May 1, 1997, by and
                        between the Board of Regents of the University of
                        Nebraska (doing business as the University of Nebraska
                        Medical Center) and the Company.
    */**10.41           Sponsored Research Agreement, dated May 1, 1997, by and
                        between Ohio University and the Company.
      **10.42           Interneuron Option Agreement, dated July 2, 1997, by and
                        between the Company and Interneuron Pharmaceuticals, Inc.
       +10.43           Loan Agreement, dated as of February 14, 1997, and
                        amendment thereto dated as of July 2, 1997, by and
                        between the Company and Interneuron Pharmaceuticals, Inc.
       *10.44           License  Agreement with SmithKline  Beecham Clinical  Laboratories,  Inc., dated September
                        19, 1997.
         11.1           Statement of Computation of Per Share Earnings (Loss).
         21.1           Subsidiaries of the Company.
         23.1           Consent of Coopers & Lybrand L.L.P., independent accountants.
         24.1           Power of Attorney (included on signature page).
         27.1           Financial Data Schedule.

*       Documents for which confidential treatment has been requested.

** Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-05369 declared effective on August 6, 1997.

+ Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-4, Registration No. 333-23389.


(b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 1997.

(c)  EXHIBITS See item 14 (a) 3 above.

(d)  FINANCIAL STATEMENT SCHEDULES See item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PROGENITOR, INC.


Date: December 23, 1997        By: /s/  Douglass B. Given
                                  -------------------------------
                                   Douglass B. Given, President
                                   and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglass B. Given and Mark N.K. Bagnall and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this report on Form 10-K, to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments that said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K report, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Signature                        Title                                       Date
 ---------                        -----                                       ----
/s/ Douglass B. Given, M.D, Ph.D  President, Chief Executive Officer          December 23, 1997
--------------------------------
    Douglass B. Given, M.D, Ph.D

/s/ Mark N.K. Bagnall             Vice President, Finance and Chief           December 23, 1997
---------------------
    Mark N.K. Bagnall             Financial Officer (Principal Financial and
                                  Accounting Officer)

/s/ Glenn L. Cooper, M.D.         Chairman of the Board                       December 23, 1997
-------------------------
    Glenn L. Cooper, M.D.

/s/ Robert P. Axline              Director                                    December 23, 1997
--------------------
    Robert P. Axline

/s/ Alexander. M. Haig, Jr.       Director                                    December 23, 1997
---------------------------
    Alexander. M. Haig, Jr.

/s/ Morris Laster, M.D            Director                                    December 23, 1997
----------------------
    Morris Laster, M.D.

/s/ Robert R. Momsen              Director                                    December 23, 1997
--------------------
    Robert R. Momsen

/s/ Jerry P. Peppers              Director                                    December 23, 1997
--------------------
    Jerry P. Peppers

/s/ David B. Sharrock             Director                                    December 23, 1997
---------------------
    David B. Sharrock

                                  EXHIBIT INDEX

 Exhibit
 Number             Description of Document
 ------             -----------------------
      **1.1         Form of Underwriting Agreement.
      **2.1         Amended and Restated Agreement and Plan of
                    Reorganization, dated as of February 14, 1997, as amended
                    July 22, 1997 (filed as Exhibit 2.1 to the Registration
                    Statement on Form S-4 filed by the Company and
                    incorporated herein by reference).
      **3.1         Restated Certificate of Incorporation of the Company.
      **3.2         Amended and Restated Bylaws of the Company.
      **4.1         Specimen Stock Certificate of the Company.
      **4.2         Reference is made to Exhibits 3.1 and 3.2.
      **4.3         Warrant Agreement for Series A Preferred Stock issued by Mercator  Genetics,  Inc. to
                    Phoenix Leasing Incorporated, dated August 31, 1993.
      **4.4         Warrant Agreement for Series B Preferred Stock issued by Mercator  Genetics,  Inc. to
                    Phoenix Leasing Incorporated, dated October 28, 1994.
      **4.5         Form of Warrant for Purchase of Common Stock.
      **4.6         Form of Warrant Agreement.
      **5.1         Opinion of Morrison & Foerster LLP.
     **10.1         Form of Indemnification Agreement entered into between
                    the Company and its directors and executive officers.
     **10.2         The Company's 1992 Stock Option Plan.
     **10.3         Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan.
     **10.4         Form of Non-Qualified Stock Option Agreement under the 1992 Stock Option Plan.
     **10.5         The  Company's  1996 Stock  Incentive  Plan,  as amended and  restated as of March 7,
                    1997, and form of Stock Option Agreement.
     **10.6         Form of Investors' Rights Agreement, entered into among
                    the Company, Interneuron Pharmaceuticals, Inc., Transcell
                    Technologies, Inc., and the holders of the Company's
                    Preferred Stock, Series B.
   */**10.7         License Agreement, dated as of January 28, 1992, by and
                    between Scimark Corp., The Castle Group Ltd. and Ohio
                    University, as amended October 15, 1993.
   */**10.8         Sponsored Research Agreement, dated January 31, 1992, by
                    and between Scimark Corp. and Ohio University, as amended
                    October 15, 1993, February 16, 1994, November 16, 1994
                    and November 22, 1995.
   */**10.9         License Agreement, dated as of April 1, 1993, by and
                    between the Company and Ohio University.
    **10.11         License Agreement, dated as of June 8, 1994, by and
                    between the Company and Associated Universities, Inc.
  */**10.12         Standard License Agreement, dated as of September 1,
                    1994, by and between the Company and the Wisconsin Alumni
                    Research Foundation, as amended June 2, 1995.
  */**10.13         License and Collaboration Agreement, dated as of March
                    31, 1995, by and between the Company and Chiron
                    Corporation, as amended April 10, 1996.
  */**10.14         Sponsored Research and License Agreement, dated as of May
                    1, 1995, by and between the Company and Novo Nordisk A/S,
                    as amended January 17, 1996 and March 17, 1996.
  */**10.15         License Agreement, dated as of July 17, 1995, by and
                    between the Company and Vanderbilt University.
  */**10.16         License Agreement, dated as of May 30, 1996, by and
                    between the Company and AMRAD Developments PTY Ltd.
    **10.17         Lease Agreement,  dated as of November 1994, by and between the Company and Thomas R.
                    Eggers.
    **10.18         Lease, Service and Affiliation Agreement, entered into as
                    of February 1995, by and between the Company and The Ohio
                    State University.
    **10.19         Employment Agreement,  dated January 3, 1993, by and between the Company and Douglass
                    B. Given.
    **10.20         Form of Intercompany Services Agreement, dated as of ,
                    1997, by and between the Company and Interneuron
                    Pharmaceuticals, Inc.
    **10.21         Form of Tax Allocation Agreement, dated as of , 1997, by
                    and between the Company and Interneuron Pharmaceuticals,
                    Inc.
    **10.22         The Company's 1996 Employee Stock Purchase Plan.

 Exhibit
 Number             Description of Document
 ------             -----------------------
  */**10.23         License Agreement, dated as of December 31, 1996, by and
                    between the Company and Amgen Inc.
    **10.24         Stock Purchase Agreement, dated as of December 31, 1996,
                    by and between the Company and Amgen Inc.
  */**10.25         License Agreement, dated as of January 8, 1997, by and
                    between the Company and Associated Universities, Inc.,
                    operator of Brookhaven National Laboratory.
  */**10.26         Amended and Restated Sponsored Research and License
                    Agreement, dated as of February 21, 1997, by and between
                    the Company and Novo Nordisk A/S.
    **10.27         The Company's 1997 Stock Option Plan.
  */**10.28         License  Agreement,  dated as of February 1, 1997, by and between Mercator  Genetics,
                    Inc. and the Board of Trustees of The Leland Stanford Junior University.
    **10.29         Lease Agreement, dated July 29, 1993, by and between
                    Mercator Genetics, Inc. and WVP Income Plus, III, as
                    amended August 11, 1993, February 7, 1994, October 10,
                    1994, April 27, 1995 and May 29, 1997.
    **10.30         Form of Indemnification  Agreement entered into between Mercator  Genetics,  Inc. and its directors and executive officers.
    **10.31         Employment Agreement, dated as of February 14, 1997, by
                    and between the Company and Elliott Sigal.
    **10.32         Loan Agreement, dated as of February 14, 1997, by and
                    between Mercator Genetics, Inc. and the Company (filed as
                    Exhibit 10.35 to the Registration Statement on Form S-4
                    filed by the Company and incorporated herein by
                    reference).
  */**10.33         Scientific Collaboration Agreement,  dated February 21, 1997, by and between Mercator
                    Genetics, Inc. and Affymetrix, Inc.
  */**10.34         Scientific  Collaboration  Agreement,  dated March 3, 1997,  by and between  Mercator
                    Genetics, Inc. and Affymetrix, Inc.
  */**10.35         Progenitor Pangea Collaboration Agreement, dated as of
                    March 13, 1997, by and between the Company and Pangea
                    Systems, Inc.
    **10.36         Employment  Agreement,  dated as of May 1997, by and between the Company and Douglass
                    B. Given.
  */**10.37         Exclusive License Agreement and Option, dated as of April
                    1, 1997, by and between The National Jewish Medical and
                    Research Center and the Company.
  */**10.38         Sponsored Research Agreement, dated May 1, 1997, by and
                    between the Ontario Cancer Institute/Princess Margaret
                    Hospital and the Company.
  */**10.39         Sponsored Research Agreement, dated April 15, 1997, by
                    and between the University of Cambridge and the Company.
  */**10.40         Sponsored Research Agreement, dated May 1, 1997, by and
                    between the Board of Regents of the University of
                    Nebraska (doing business as the University of Nebraska
                    Medical Center) and the Company.
  */**10.41         Sponsored Research Agreement, dated May 1, 1997, by and
                    between Ohio University and the Company.
    **10.42         Interneuron Option Agreement, dated July 2, 1997, by and
                    between the Company and Interneuron Pharmaceuticals, Inc.
     +10.43         Loan Agreement, dated as of February 14, 1997, and
                    amendment thereto dated as of July 2, 1997, by and
                    between the Company and Interneuron Pharmaceuticals, Inc.
     *10.44         License  Agreement  with  SmithKline  Beecham  Clinical  Laboratories,   Inc.,  dated
                    September 19, 1997.
       11.1         Statement of Computation of Per Share Earnings (Loss).
       21.1         Subsidiaries of the Company.
       23.1         Consent of Coopers & Lybrand L.L.P., independent accountants.
       24.1         Power of Attorney (included on signature page).
       27.1         Financial Data Schedule.

----------------------
*       Documents for which confidential treatment has been requested.

** Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-05369 declared effective on August 6, 1997.

+ Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-4, Registration No. 333-23389