Form 10-Q
period 1997-12-31
PROGENITOR INC
filed 1998-02-17
CIK 936537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 1997

                        Commission file number 000-21215

                                PROGENITOR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        31-1344193
  (State or other jurisdiction                            (I.R.S. employer
of incorporation or organization)                      identification number)

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

          CLASS                                  OUTSTANDING AT JANUARY 16, 1998
Common Stock, $.001 par value                           13,461,973 shares

                                PROGENITOR, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets --
           December 31, 1997 and September 30, 1997                            3

         Consolidated Statements of Operations -- Three months
           ended December 31, 1997 and December 31, 1996, and May 8, 1992
           (Date of Inception) to December 31, 1997                            4

         Consolidated Statements of Cash Flows -- Three months
           ended December 31, 1997 and December 31, 1996 and May 8, 1992
           (Date of Inception) to December 31, 1997                            5

         Notes to the Unaudited Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

PART II. OTHER INFORMATION                                                    12

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                         DECEMBER 31,      SEPTEMBER 30,
                                                         ------------      -------------
                                                             1997              1997
                                                         ------------      -------------
Current assets:
    Cash and cash equivalents                            $15,235,692        $19,673,252
    Accounts receivable                                      129,699            129,699
    Prepaid expenses and other current assets                542,615            421,411
                                                         -----------        -----------
        Total current assets                              15,908,006         20,224,362
                                                         -----------        -----------

Property and equipment, net                                2,076,507          1,918,961
Notes receivable-employees, net                              289,583            480,208
Intangible assets, net                                       884,500            961,390
                                                         -----------        -----------
        Total assets                                    $ 19,158,596       $ 23,584,921
                                                         -----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $    621,548       $  1,792,827
    Accrued liabilities                                    3,760,161          4,148,372
    Capital lease obligations, current                       807,819            761,929
                                                         -----------        -----------
        Total current liabilities                          5,189,528          6,703,128
                                                         -----------        -----------

Capital lease obligations, non-current                       835,070            941,696


Stockholders' equity:
     Preferred stock                                              --                 --
    Common stock                                              13,417             13,405
    Stock subscription promissory note receivable           (500,000)        (1,000,000)
    Additional paid-in capital                            79,655,969         79,650,550
    Deficit accumulated during development stage         (66,035,388)       (62,723,858)
                                                         -----------        -----------
        Total stockholders' equity                        13,133,998         15,940,097
                                                         -----------        -----------
        Total liabilities and stockholders' equity       $19,158,596        $23,584,921
                                                         ===========        ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               MAY 8, 1992
                                                                                (DATE OF
                                                THREE MONTHS ENDED            INCEPTION) TO
                                                   DECEMBER 31,                DECEMBER 31,
                                             1997              1996                1997
                                         -----------       -----------        -------------
Revenues                                 $   129,699         $  675,505        $  5,425,100

Operating expenses:

  Research and development                 2,661,482          1,066,143          24,229,027
  Write-off of acquired in-process
    research and development                      --                 --          21,092,000
  General and administrative                 964,660            444,383           9,631,601
  Nonrecurring expenses                           --                 --           1,506,563
                                         -----------        -----------        ------------
  Total operating expenses                 3,626,142          1,510,526          56,459,191
                                         -----------        -----------        ------------
Loss from operations                      (3,496,443)          (835,021)        (51,034,091)

Nonrecurring expense                              --                 --            (973,525)
Interest and other income                    233,688                 --             488,980
Interest expense -- related party                 --           (110,716)         (1,940,030)
Interest expense -- other                    (48,775)            (9,440)           (293,241)
                                         -----------        -----------        ------------
    Net loss                             $(3,311,530)       $  (955,177)       $(53,751,907)
                                         ===========        ===========        ============
Net loss per common share:
  Basic and diluted                      $      (.25)       $      (.33)
                                         ===========        ============


Shares used in computing
Net loss per common share:
  Basic and diluted                       13,410,591          2,885,904
                                         ===========        ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,           MAY 8, 1992 (DATE
                                                   ---------------------------    OF INCEPTION) TO
                                                       1997             1996      DECEMBER 31, 1997
                                                   -----------     -----------    ------------------
Cash flows from operating activities:
Net loss                                           $(3,311,530)    $   (955,177)     $(53,751,907)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                        314,926           73,662         2,185,221
  Gain on sale of equipment                                 --               --           (23,247)
  Noncash expense for anti-dilution stock
   issuances                                                --               --           763,143
  Write-off of acquired in-process research
    and development                                         --               --        21,092,000
  Changes in operating assets and liabilities:
    Accounts receivable                                     --         (500,000)         (129,699)
    Prepaid expenses and other current assets         (121,204)         (89,860)         (292,790)
    Notes receivable-employees, net                    190,625          (50,000)         (220,833)
    Accounts payable                                (1,171,279)         (47,601)       (1,993,384)
    Accrued liabilities                               (388,211)         127,798         2,049,465
    Accrued interest-related party                        --            110,736         1,912,141
                                                  ------------     ------------      ------------
    Cash used in operating activities               (4,486,673)      (1,330,442)      (28,409,890)
                                                  ------------     ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment                 (395,582)        (294,178)       (2,806,487)
  Proceeds from sale of equipment                           --               --            54,000
  Advances under convertible bridge promissory
    note                                                    --               --        (3,769,519)
  Cash paid in purchase of Mercator                         --               --          (762,937)
                                                  ------------     ------------      ------------
    Cash used in investing activities                 (395,582)        (294,178)       (7,284,943)
                                                  ------------     ------------      ------------
Cash flows from financing activities:
  Proceeds from note payable-related party                  --        1,862,575        20,555,003
  Proceeds from convertible debenture-related
    party                                                   --               --          436,740
  Proceeds from bridge loan -- related party                --               --        3,665,029
  Proceeds from issuance of stock, net                   5,431               --       25,000,610
  Proceeds from payments received on stock
    subscription note                                  500,000               --          500,000
  Proceeds from capital lease financings                    --               --        1,694,371
  Principal payments on capital lease financings       (60,736)         (62,826)        (921,228)
                                                  ------------     ------------     ------------
      Cash provided by financing activities            444,695        1,799,749       50,930,525
                                                  ------------     ------------     ------------

Net increase (decrease) in cash and cash
  equivalents                                       (4,437,560)         175,129       15,235,692
Cash and cash equivalents, beginning of period      19,673,252           22,315               --
                                                  ------------     ------------     ------------
Cash and cash equivalents, end of period          $ 15,235,692     $    197,444     $ 15,235,692
                                                  ============     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Basis of Presentation

        The unaudited condensed consolidated financial statements included herein have been prepared by Progenitor, Inc. (the "Company") in accordance with generally accepted accounting principles for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2. Recent Accounting Pronouncements

        In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report financial information about operating segments in annual financial statements and requires operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

3.      Net Loss per Share

        Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), specifies the computation, presentation, and disclosure requirements for net loss per share and became effective for the quarter ended December 31, 1997. Accordingly, net loss per share for the three month period ended December 31, 1997 has been computed in accordance with SFAS 128 and all prior period net loss per share data presented has been restated to conform with SSFAS 128.

        In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 (SAB No. 98) which supercedes SAB No. 83, and addresses earnings per share. The Company has determined no incremental shares should be included in accordance with SAB No. 98.

        The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.

4.      Stock Subscription Promissory Note Receivable

        In December 1997, Amgen Inc. paid $500,000 of the outstanding balance of its stock subscription promissory note receivable by the Company, in accordance with the terms of the note. The remainder of the note is scheduled to be repaid in December 1998.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

   The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Progenitor, Inc., ("Progenitor" or the "Company"). This discussion and analysis should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein, and with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997.

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

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties relating to the technological approaches of the Company; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of additional funding; dependence on collaborators and licensees; intense competition and rapid technological change; uncertainty of patents and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; control of the Company by, and potential conflicts of interest with, Interneuron; uncertainty of health care reform measures and third-party reimbursement; risk of product liability; no assurance of an active trading market and potential volatility of trading prices; possible delisting from the Nasdaq National Market and market illiquidity; redemption of Warrants; current prospectus required to exercise the Warrants; anti-takeover considerations; hazardous and radioactive materials and environmental matters; and the absence of dividends. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. These and other risks and uncertainties related to the Company's business are described in detail in the Company's Form 10-K for the fiscal year ended September 30, 1997 under the caption "Factors That May Affect Future Financial Results."

OVERVIEW

        A development stage company, Progenitor was incorporated in February 1992 and commenced operations in May 1992. Progenitor has devoted substantially all of its resources since inception to research and development programs. To date, all of Progenitor's revenues have resulted from payments from collaborators and licensees and a grant from the U.S. Department of Commerce's National Institute of Standards and

Technology Advanced Technology Program ("ATP") that was awarded to Progenitor in November 1994. Royalties, payments from collaborators, license fees, payments under governmental grants and investment income, in each case, if any, are expected to be the only sources of revenue for the foreseeable future. Certain payments under collaborative and license arrangements are contingent upon the Company meeting certain milestones. Payments under collaborative or licensing arrangements, if any, will be subject to significant fluctuation in both timing and amount, and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company has not yet received any royalties or other revenues from the sale of products or services and does not expect to receive significant revenues from sales of products for the next several years, if at all. As of December 31, 1997, Progenitor had total stockholders' equity of $13.1 million, including an accumulated deficit of $66.0 million.

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

RESULTS OF OPERATIONS

        The Company recognized ATP grant revenue of $129,699 in the quarter ended December 31, 1997. In the quarter ended December 31, 1996 revenue totaled $675,505, and included a $500,000 milestone payment from Chiron and $175,505 of ATP grant revenue. The Company's ATP grant is scheduled to expire in May 1998.

        Research and development expenses ("R&D") increased to $2.7 million in the quarter ended December 31, 1997 from $1.1 million in the quarter ended December 31, 1996, or 150%, primarily as a result of increased staffing and research activity due to the acquisition of Mercator. The Company expects R&D expenses in the remainder of fiscal 1998 to continue to exceed 1997 levels as a result of the Mercator acquisition, and further expects R&D expenses to continue to increase in future periods, as research programs proliferate, expand or mature depending on the availability of capital.

        General and administrative expenses increased to $964,660 from $444,383, or 117%, over the comparable period in the prior year due to higher headcount resulting from the Mercator acquisition, as well as incremental corporate expenses incurred as a result of operating as a publicly held company. The Company expects general and administrative expenses to continue to increase in the future, depending on the level of R&D spending.

        There was no related party interest expense in the quarter ended December 31, 1997 because the promissory note payable to Interneuron was contributed as capital in August 1997. Such expense was equal to $110,716 in the quarter ended December 31, 1996. Other interest expense increased to $48,775 in the quarter ended December 31, 1997, from $9,440 in the quarter ended December 31, 1996 due to the Company's assumption of Mercator's capital lease obligations. During the quarter ended December 31, 1997 the Company recorded $233,688 of interest and other income primarily from interest earned on cash balances.

        The net loss increased to $3.3 million in the quarter ended December 31, 1997 from $955,177 in the quarter ended December 31, 1996, primarily due to increased operating expenses as well as lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, the Company had cash and cash equivalents of $15.2 million. Cash and cash equivalents decreased $4.4 million in the quarter ended December 31, 1997 primarily due to the net loss of $3.3 million and a $1.6 million decrease in accrued liabilities and accounts payable. The decrease in accrued liabilities and accounts payable largely resulted from the payment of Offering and merger related liabilities that were outstanding at the end of the 1997 fiscal year.

        The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in collaborative or license agreements, if any, and expand administrative capabilities. The Company estimates that, at its planned rate of spending, it's existing cash and cash equivalents will be sufficient to meet its funding requirements for at least the next twelve months. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that its existing cash balances will be sufficient to meet its funding requirements for its primary research programs for at least the next twelve months, the Company may be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, in the future or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or to obtain other funding. There can be no assurance that any such corporate collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. In addition, there can be no assurance that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report financial information about operating segments in annual financial statements and requires operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

IMPACT OF THE YEAR 2000 ISSUE

        The Company has begun the process of evaluating the impact of the Year 2000 problem and expects to complete such evaluation during fiscal 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company cannot quantify the potential costs associated with the Year 2000 problem at this time. Although the Company does not currently expect that the impact of this computer program flaw will be material, there can be no assurance that the Company will not discover Year 2000 problems with respect to the Company's computer systems in the course of its evaluation process that would have a material adverse effect on the business, financial condition or results of operations of the Company. In addition, the Year 2000 problem may impact other entities with which the Company transacts business, and there can be no assurance that such impact will not have a material adverse effect on the business, financial condition or results of operations of the Company.

PART II.  OTHER INFORMATION
 -------------------------------------------------------------------------------

Item 1.  LEGAL PROCEEDINGS

         The Company is not currently a party to any litigation that could have a material adverse effect on its business, financial condition or results of operations. However, from time to time the Company may be threatened with, or named as a defendant in, lawsuits, including administrative claims and lawsuits brought by employees or former employees.

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

        (5) Securities Sold. A total of 2,875,000 Units were sold pursuant to the Offering. This consisted of 2,750,000 Units sold on August 12, 1997 upon the initial closing of the Offering, and 125,000 Units sold on September 10, 1997 pursuant to the partial exercise, at the request of Lehman Brothers Inc. as managing underwriter, of the over-allotment option granted to the Underwriters. None of the Warrants had been exercised as of February 9, 1998, and consequently no Warrant Shares had been sold. The Company intends to maintain the effectiveness of the Registration Statement to the extent required by the terms of the Warrants with respect to the 2,875,000 Warrant Shares issuable upon exercise of the Warrants actually sold.

        (6) Aggregate Gross Proceeds, Expenses and Aggregate Net Proceeds. The sale of the 2,875,000 Units generated aggregate gross proceeds of $20,125,000, consisting of $15,453,125 from the sale of the Unit Shares (at a price of $5.375 per share) and $4,671,875 from the sale of the Warrants (at a price of $1.625 per Warrant). The aggregate net proceeds to the Company from the sale of the 2,875,000 Units were approximately $17,200,000, after deducting underwriting discounts and commissions of approximately $1,200,000 and estimated expenses of the Offering of approximately $1,700,000 payable by the Company. The Company also received $4,500,000 in cash and a $1,000,000 promissory note from the sale of the Amgen Shares ($500,000 of which was repaid by Amgen in December 1997), and approximately $67,000 in cash from the sale of 25,000 shares of Common Stock to The Ohio University Foundation, pursuant to a stock purchase right.

        (7) Use of Proceeds. Through December 31, 1997, the Company used $8,649,000 of the net proceeds of the Offering, together with the cash proceeds received from the sale of the Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, for research and development and $1,423,000 of such proceeds for administration. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $579,000 to pay expenses relating to employee benefit and retention plans relating to the Acquisition; (ii) approximately $1,583,000 legal, accounting and other costs incurred in the Acquisition and related Form S-4 registration statement; (iii) approximately $345,000 to facilitate employee relocation, to Mercator's facility in California; and (iv) approximately $307,000 for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs. The Company anticipates using the balance of such net proceeds primarily for research and development, and also for the expansion or upgrade of facilities for the acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies. At December 31, 1997, the Company had approximately $14,271,000 of such proceeds remaining, held in cash and cash equivalents.

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

               Exhibit No.    Description

               27.1           Financial Data Schedule


      (b)      Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROGENITOR, INC.

February 17, 1998
-----------------                       /s/ Mark N.K. Bagnall
      Date                              ----------------------------------------
                                            Mark N.K. Bagnall
                                            Vice President, Finance
                                              and Chief Financial
                                              Officer

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
   27.1             Financial Data Schedule