Form 10-Q
period 1998-03-31
PROGENITOR INC
filed 1998-05-15
CIK 936537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       CLASS                   OUTSTANDING AT APRIL 30, 1998
           -----------------------------       -----------------------------
           Common Stock, $.001 par value          13,731,624 shares

                                PROGENITOR, INC.

                                      INDEX

                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
           March 31, 1998 and September 30, 1997                      3

         Condensed Consolidated Statements of Operations -
           Three and six month periods ended March 31, 1998 and
           March 31, 1997, and May 8, 1992 (Date of Inception) to     4
           March 31, 1998

         Condensed Consolidated Statements of Cash Flows Six month
           periods ended March 31, 1998 and March 31, 1997 and
           May 8, 1992 (Date of Inception) to March 31, 1998          5

         Notes to the Unaudited Condensed Consolidated
           Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7

PART II. OTHER INFORMATION                                           11

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities and Use of Proceeds                   11

Item 4.  Submission of Matters to a Vote of Security Holders         12

Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                           14

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                  ASSETS
                                                           March 31,         September 30,
                                                            1998                 1997
                                                        ------------          ------------
Current assets:
  Cash and cash equivalents                             $  9,465,000          $ 19,673,000
  Short-term investments                                   1,002,000                    --
  Accounts receivable                                        130,000               130,000
  Prepaid expenses and other current assets                  378,000               421,000
                                                        ------------          ------------
    Total current assets                                  10,975,000            20,224,000
                                                        ------------          ------------

Property and equipment, net                                2,419,000             1,919,000
Notes receivable-employees, net                              243,000               480,000
Intangible assets, net                                       807,000               962,000
                                                        ------------          ------------
    Total assets                                        $ 14,444,000          $ 23,585,000
                                                        ============          ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    563,000          $  1,793,000
  Accrued liabilities                                      2,649,000             4,148,000
  Capital lease obligations, current                         809,000               762,000
                                                        ------------          ------------
    Total current liabilities                              4,021,000             6,703,000
                                                        ------------          ------------

Capital lease obligations, non-current                       637,000               942,000

Stockholder's equity:
  Preferred stock                                                 --                    --
  Common stock                                                14,000                13,000
  Stock subscription promissory note receivable             (500,000)           (1,000,000)
  Additional paid-in-capital                              79,893,000            79,651,000
  Deficit accumulated during development stage           (69,621,000)          (62,724,000)
                                                        ------------          ------------
    Total stockholders' equity                             9,786,000            15,940,000
                                                        ------------          ------------
    Total liabilities and stockholders' equity          $ 14,444,000          $ 23,585,000
                                                        ============          ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                          THREE MONTHS ENDED                      SIX MONTHS ENDED              MAY 8, 1992
                                                MARCH 31,                            MARCH 31,                   (DATE OF
                                       ------------------------------      -----------------------------       INCEPTION) TO
                                            1998             1997              1998             1997           MARCH 31,1998
                                       ------------      ------------      ------------      ------------      ------------
Revenues                               $    130,000      $    184,000      $    259,000      $    859,000      $  5,555,000

Operating expenses:
  Research and development                2,859,000         1,084,000         5,520,000         2,150,000        27,088,000
  Write-off of acquired in-process
    research and development                                                                                     21,092,000
  General and administrative                979,000           782,000         1,943,000         1,226,000        10,611,000
  Nonrecurring expenses                                                                                           1,506,000
                                       ------------      ------------      ------------      ------------      ------------
    Total operating expenses              3,838,000         1,866,000         7,463,000         3,376,000        60,297,000
                                       ------------      ------------      ------------      ------------      ------------

Loss from operations                     (3,708,000)       (1,682,000)       (7,204,000)       (2,517,000)      (54,742,000)

Nonrecurring expense                                                                                               (974,000)
Interest and other income                   168,000                             401,000                             657,000
Interest expense - related party                             (154,000)                           (265,000)       (1,940,000)
Interest expense - other                    (45,000)          (13,000)          (94,000)          (22,000)         (338,000)
                                       ------------      ------------      ------------      ------------      ------------
      Net loss                         $ (3,585,000)     $ (1,849,000)     $ (6,897,000)     $ (2,804,000)     $(57,337,000)
                                       ============      ============      ============      ============      ============

Net loss per common share:
    Basic and diluted                  $      (0.26)     $      (0.64)     $      (0.51)     $      (0.97)
                                       ============      ============      ============      ============
Shares used in computing
Net loss per common share:
    Basic and diluted                    13,613,338         2,886,550        13,511,964         2,886,227
                                       ============      ============      ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                              SIX MONTHS ENDED                MAY 8, 1992
                                                                 MARCH 31,                      (DATE OF
                                                       --------------------------------       INCEPTION) TO
                                                           1998                1997           MARCH 31, 1998
                                                       ------------        ------------        ------------
Cash flows from operating activities:
Net loss                                               $ (6,897,000)       $ (2,804,000)       $(57,337,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                             681,000             147,000           2,550,000
  Gain on sale of equipment                                      --                  --             (23,000)
  Noncash expense for anti-dilution
    stock issuances                                              --                  --             763,000
  Write-off of acquired in-process
    research and development                                     --                  --          21,092,000
  Changes in operating assets and liabilities:
    Accounts receivable                                          --                  --            (130,000)
    Prepaid expenses and other current assets                43,000              25,000            (128,000)
    Notes receivable-employees, net                         237,000               1,000            (174,000)
    Accounts payable                                     (1,230,000)            186,000          (2,052,000)
    Accrued liabilities                                  (1,499,000)           (292,000)            938,000
    Accrued interest-related party                               --             265,000           1,912,000
                                                       ------------        ------------        ------------
    Cash used in operating activities                    (8,665,000)         (2,472,000)        (32,589,000)
                                                       ------------        ------------        ------------

Cash flows from investing activities:
  Purchases of property and equipment                    (1,026,000)           (570,000)         (3,436,000)
  Proceeds from sale of equipment                                --                  --              54,000
  Purchases of short-term investments                    (1,002,000)                 --          (1,002,000)
  Advances under convertible bridge
    promissory note                                              --          (1,308,000)         (3,770,000)
  Cash paid in purchase of Mercator                              --                  --            (763,000)
                                                       ------------        ------------        ------------
    Cash used in investing activities                    (2,028,000)         (1,878,000)         (8,917,000)
                                                       ------------        ------------        ------------

Cash flows from financing activities:
  Proceeds from note payable-related party                       --           2,889,000          20,555,000
  Proceeds from convertible debenture-related
    party                                                        --                  --             437,000
  Proceeds from bridge loan-related party                        --           1,308,000           3,665,000
  Deferred offering and acquisition costs                        --            (276,000)                 --
  Proceeds from issuance of stock, net                      243,000               6,000          25,238,000
  Proceeds from payments received on stock
    subscription note                                       500,000                  --             500,000
  Proceeds from capital lease financings                         --             550,000           1,694,000
  Principal payments on capital lease financings           (258,000)           (141,000)         (1,118,000)
                                                       ------------        ------------        ------------
    Cash provided by financing activities                   485,000           4,336,000          50,971,000
                                                       ------------        ------------        ------------

Net increase (decrease) in cash and cash
  equivalents                                           (10,208,000)            (14,000)          9,465,000
Cash and cash equivalents, beginning of period           19,673,000              22,000                  --

                                                       ------------        ------------        ------------
Cash and cash equivalents, end of period               $  9,465,000        $      8,000        $  9,465,000
                                                       ============        ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

       NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. Basis of Presentation

        The unaudited condensed consolidated financial statements included herein have been prepared by Progenitor, Inc. (the "Company") in accordance with generally accepted accounting principles for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2.       Short-Term Investments

        The Company has classified its short-term investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, when material, are reported as a separate component of stockholders' equity. Realized gains and losses on sales of such securities are reported in earnings and computed using the specific identification method.

3.      Net Loss per Share

        Effective December 31, 1997, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and, accordingly, all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Stock options to purchase 2,462,089 and 620,925 shares of common stock at prices ranging from $0.20 to $4.375 and from $0.20 to $5.50 were outstanding at March 31, 1998 and 1997, respectively, and were not included in the calculation of earnings per share as their effect was anti-dilutive. Additionally, at March 31, 1997, 2,369,496 shares of convertible preferred stock, representing 3,074,767 shares of common stock on an as-converted basis, were excluded from the calculation of earnings per share as their effect was anti-dilutive.

4.      Stock Subscription Promissory Note Receivable

        In December 1997, Amgen Inc. paid $500,000 of the outstanding balance of its stock subscription promissory note receivable by the Company, in accordance with the terms of the note. The remainder of the note is scheduled to be repaid in December 1998.

5.       Subsequent Events

        On May 13, 1998, the Company entered into two agreements with Transamerica Business Credit ("Transamerica"). The first agreement relates to an equipment lease line of $1.2 million, through which the Company has received $829,000 in a sale-leaseback transaction. Under the second agreement, the Company received $1.9 million, representing the total future license fees due under an agreement which called for license fees to be paid over six years. The Company has pledged these guaranteed payments as collateral for the loan along with certain other personal and intellectual property. The note carries an interest rate of 14.75% per year. In conjunction with the agreement, the Company issued Transamerica a warrant to purchase 108,571 shares of common stock at a strike price of $1.75 per share. The warrant expires 7 years from the transaction date.

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

OVERVIEW

        A development stage company, Progenitor was incorporated in February 1992 and commenced operations in May 1992. Progenitor has devoted substantially all of its resources since inception to research and development programs. To date, all of Progenitor's revenues have resulted from payments from collaborators and licensees and a grant from the U.S. Department of Commerce's National Institute of Standards and

Technology Advanced Technology Program ("ATP") that was awarded to Progenitor in November 1994. Royalties, payments from collaborators, license fees, payments under governmental grants and investment income, in each case, if any, are expected to be the only sources of revenue for the foreseeable future. Certain payments under collaborative and license arrangements are contingent upon the Company meeting certain milestones. Payments under collaborative or licensing arrangements, if any, will be subject to significant fluctuation in both timing and amount, and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company has not yet received any royalties or other revenues from the sale of products or services and does not expect to receive significant revenues from sales of products for the next several years, if at all. As of March 31, 1998, Progenitor had total stockholders' equity of $9.8 million, including an accumulated deficit of $69.6 million.

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

RESULTS OF OPERATIONS

        The Company recognized ATP grant revenue of $130,000 and $259,000 in the three and six month periods ended March 31, 1998 respectively. In the three and six month periods ended March 31, 1997 revenue totaled $184,000 and $859,000, respectively. Other than a $500,000 milestone payment from Chiron in the six month period ended March 31, 1997, the revenues in the 1997 periods were derived from the ATP grant. The Company's ATP grant is scheduled to expire in May 1998.

        Research and development ("R&D") expenses increased 164% to $2.9 million in the quarter ended March 31, 1998 from $1.1 million in the quarter ended March 31, 1997. R&D expenses increased 157% to $5.5 million in the six month period ended March 31, 1998 from $2.2 million in the comparable period in the prior year. The increase is primarily the result of increased staffing and research activity due to the acquisition of Mercator Genetics, Inc. ("Mercator"). The Company expects R&D expenses in the remainder of fiscal 1998 to continue to exceed 1997 levels as a result of the Mercator acquisition. Further increases in R&D expenses in future periods based on the expansion or proliferation of research programs will depend on the availability of capital.

        General and administrative ("G&A") expenses increased 25% to $979,000 in the quarter ended March 31, 1998 from $782,000 in the quarter ended March 31, 1997. G&A expenses increased 58% to $1.9 million in the six month period ended March 31, 1998 from $1.2 million in the comparable period in the prior year. The increase is due to higher headcount resulting from the Mercator acquisition, as well as incremental corporate expenses incurred as a result of operating as a publicly held company. The Company expects G&A expenses to continue to increase in the future, depending on the level of R&D spending.

        Related party interest expense of $154,000 and $265,000 in the three and six month periods ended March 31, 1997, respectively, arose from a promissory note owed Interneuron until the Company's IPO in August 1997. Other interest expense increased to $45,000 and $94,000 in the three and six month periods ended March 31, 1998, respectively, from $13,000 and $22,000 in the comparable three and six month periods, respectively, in the prior year, due to the Company's assumption of Mercator's capital lease obligations. During the three and six month periods ended March 31, 1998 the Company recorded $168,000 and $401,000, respectively, of interest and other income primarily from interest earned on cash balances.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $10.5 million, a decrease of $9.2 million in the six month period ended March 31, 1998. The decrease was primarily due to the net loss of $6.9 million and a $2.7 million decrease in accrued liabilities and accounts payable. The decrease in accrued liabilities and accounts payable largely resulted from the payment of liabilities outstanding at the end of the 1997 fiscal year relating to the Mercator acquisition and the Company's initial public offering (the "Offering"), both of which were completed in the fourth quarter of fiscal 1997.

        The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in collaborative or license agreements, if any, and expand administrative capabilities. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents, together with the funds received subsequent to March 31, 1998 (see note 6) will be sufficient to meet its funding requirements at least through March 31, 1999. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that its existing cash balances will be sufficient to meet its funding requirements for its primary research programs for at least the next twelve months, the Company may be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs, in the future or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or to obtain other funding. There can be no assurance that any such corporate collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. In addition, there can be no assurance that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate.

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

        (7) Use of Proceeds. Through March 31, 1998, the Company used $6,757,000 of the net proceeds of the Offering, together with the cash proceeds received from the sale of the Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, for research and development and $2,308,000 of such proceeds for administration. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $579,000 to pay expenses relating to employee benefit and retention plans relating to the Acquisition;
(ii) approximately $2,776,000 legal, accounting and other costs incurred in the Acquisition and related Form S-4 registration statement; (iii) approximately $354,000 to facilitate employee relocation, to Mercator's facility in California; (iv) approximately $389,000 for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs; and (v) approximately $1,026,000 for purchases of property and equipment. The Company anticipates using the balance of such net proceeds primarily for research and development, and also for the expansion or upgrade of facilities for the acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies. At March 31, 1998, the Company had approximately $8,810,000 of such proceeds remaining, held in cash and cash equivalents.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on March 10, 1998 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of eight directors to serve until the next Annual Meeting and (ii) the ratification of appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors. The stockholders elected management's nominees for director and ratified the appointment of independent auditors by the following votes, respectively:

(i)      Election of directors:

                                           VOTES FOR       VOTES AGAINST
                                           ---------       -------------
Douglass B. Given, M.D., Ph.D.             7,532,386            26,121
Glenn L. Cooper, M.D.                      7,535,727            22,780
Robert P. Axline                           7,321,727           236,780
Alexander M. Haig, Jr.                     7,321,727           236,780
Morris Laster, M.D.                        7,535,727            22,780
Robert R. Momsen                           7,535,727            22,780
Jerry P. Peppers                           7,535,727            22,780
David B. Sharrock                          7,535,727            22,780

(ii) Ratification of appointment of Coopers & Lybrand L.L.P. as independent auditors:

       VOTES FOR             VOTES AGAINST            VOTES ABSTAINED
       ---------             -------------            ---------------
       7,511,518                  910                     46,079


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

                                                      PROGENITOR, INC.

    May 15, 1998                                      /s/ Mark N.K. Bagnall
  ---------------                                     --------------------------
        Date                                          Mark N.K. Bagnall
                                                      Vice President, Finance
                                                          and Chief Financial
                                                          Officer

                                  EXHIBIT INDEX

               Exhibit No.         Description

                      27.1         Financial Data Schedule