Form 10-Q
period 1998-06-30
PROGENITOR INC
filed 1998-08-14
CIK 936537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                        Commission file number 000-21215

                                PROGENITOR, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             31-1344193
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

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
Yes   [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                    Outstanding at July 31, 1998
-----------------------------                       ----------------------------
Common Stock, $.001 par value                           13,741,565 shares

                                PROGENITOR, INC.

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
           June 30, 1998 and September 30, 1997                                          3

         Condensed Consolidated Statements of Operations-three and nine month periods ended June 30, 1998 and June 30, 1997, and the period from
           May 8, 1992 (Date of Inception) to June 30, 1998                              4


         Condensed Consolidated Statements of Cash Flows-nine month periods ended June 30, 1998 and June 30, 1997, and the period from May 8,
           1992 (Date of Inception) to June 30, 1998                                     5


         Notes to the Unaudited Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              13

Item 2.  Changes in Securities and Use of Proceeds                                      13

Item 5.  Other Matters                                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                               14

SIGNATURES                                                                              15

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           June 30,             September 30,
                                                            1998                    1997
                                                         ------------           ------------
ASSETS

Current assets:
  Cash and cash equivalents                              $  6,202,000           $ 19,673,000
  Short-term investments                                    2,993,000                     --
  Accounts receivable                                         216,000                130,000
  Prepaid expenses and other current assets                   305,000                421,000
                                                         ------------           ------------
    Total current assets                                    9,716,000             20,224,000
                                                         ------------           ------------

Property and equipment, net                                 2,499,000              1,919,000
Notes receivable-employees, net                               197,000                480,000
Intangible assets, net                                        731,000                962,000
                                                         ------------           ------------
    Total assets                                         $ 13,143,000           $ 23,585,000
                                                         ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $    304,000           $  1,793,000
  Accrued liabilities                                       2,724,000              4,148,000
  Current portion of long-term debt                           167,000                     --
  Capital lease obligations, current                          952,000                762,000
                                                         ------------           ------------
    Total current liabilities                               4,147,000              6,703,000
                                                         ------------           ------------

Long-term debt                                              1,583,000                    --
Capital lease obligations, non-current                      1,140,000                942,000
                                                         ------------           ------------
    Total liabilities                                       6,870,000              7,645,000
                                                         ------------           ------------

Stockholders' equity:
  Preferred stock                                                  --                     --
  Common stock                                                 14,000                 13,000
  Stock subscription promissory note receivable              (500,000)            (1,000,000)
  Additional paid-in-capital                               80,052,000             79,651,000
  Deficit accumulated during development stage            (73,293,000)           (62,724,000)
                                                         ------------           ------------
    Total stockholders' equity                              6,273,000             15,940,000
                                                         ------------           ------------
    Total liabilities and stockholders' equity           $ 13,143,000           $ 23,585,000
                                                         ============           ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                               MAY 8, 1992
                                              THREE MONTHS ENDED                  NINE MONTHS ENDED              (DATE OF
                                                   JUNE 30,                            JUNE 30,                INCEPTION) TO
                                       ------------------------------      ------------------------------
                                           1998              1997              1998              1997          JUNE 30, 1998
                                       ------------      ------------      ------------      ------------      ------------
Revenues                               $    105,000      $    232,000      $    365,000      $  1,091,000      $  5,660,000

Operating expenses:
  Research and development                2,990,000         1,147,000         8,510,000         3,298,000        30,078,000
  Write-off of acquired in-process
    research and development                     --                --                --                --        21,092,000
  General and administrative                828,000           469,000         2,772,000         1,695,000        11,438,000
  Nonrecurring expenses                          --                --                --                --         1,507,000

                                       ------------      ------------      ------------      ------------      ------------
    Total operating expenses              3,818,000         1,616,000        11,282,000         4,993,000        64,115,000
                                       ------------      ------------      ------------      ------------      ------------

Loss from operations                     (3,713,000)       (1,384,000)      (10,917,000)       (3,902,000)      (58,455,000)

Nonrecurring expense                             --                --                --                --          (974,000)
Interest and other income                   139,000                --           540,000                --           795,000
Interest expense - related party                 --          (249,000)               --          (514,000)       (1,940,000)
Interest expense - other                    (98,000)          (17,000)         (192,000)          (39,000)         (436,000)

                                       ------------      ------------      ------------      ------------      ------------
      Net loss                         $ (3,672,000)     $ (1,650,000)     $(10,569,000)     $ (4,455,000)     $(61,010,000)
                                       ============      ============      ============      ============      ============

Net loss per common share:
    Basic and diluted                  $      (0.27)     $      (0.57)     $      (0.78)     $      (1.54)
                                       ============      ============      ============      ============

Shares used in computing net
    loss per common share:
    Basic and diluted                    13,736,535         2,887,217        13,586,079         2,886,561
                                       ============      ============      ============      ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          MAY 8, 1992
                                                           NINE MONTHS ENDED               (DATE OF
                                                                JUNE 30,                 INCEPTION) TO
                                                     ------------------------------
                                                         1998              1997          JUNE 30, 1998
                                                     ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                             $(10,569,000)     $ (4,455,000)     $(61,010,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                         1,100,000           221,000         2,970,000
  Gain on sale of equipment                                    --                --           (23,000)
  Noncash expense for anti-dilution
    stock issuances                                            --                --           763,000
  Write-off of acquired in-process
    research and development                                   --                --        21,092,000
  Changes in operating assets and liabilities:
    Accounts receivable                                   (86,000)               --          (216,000)
    Prepaid expenses and other current assets             116,000           (55,000)          (56,000)
    Notes receivable-employees, net                       283,000             1,000          (128,000)
    Accounts payable                                   (1,489,000)          399,000        (2,311,000)
    Accrued liabilities                                (1,424,000)         (195,000)        1,015,000
    Accrued interest-related party                             --           514,000         1,912,000
                                                     ------------      ------------      ------------
    Cash used in operating activities                 (12,069,000)       (3,570,000)      (35,992,000)
                                                     ------------      ------------      ------------

Cash flows from investing activities:
  Purchases of short-term investments                  (2,993,000)               --        (2,993,000)
  Purchases of property and equipment                  (1,448,000)         (206,000)       (3,859,000)
  Proceeds from sale of equipment                              --                --            54,000
  Advances under convertible bridge
    promissory note                                            --        (3,245,000)       (3,770,000)
  Cash paid in purchase of Mercator                            --                --          (763,000)
                                                     ------------      ------------      ------------
    Cash used in investing activities                  (4,441,000)       (3,451,000)      (11,331,000)
                                                     ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from note payable-related party                     --         4,813,000        20,555,000
  Proceeds from convertible debenture-related
    party                                                      --                --           437,000
  Proceeds from bridge loan-related party                      --         3,245,000         3,665,000
  Proceeds from long-term debt                          1,900,000                --         1,900,000
  Deferred offering and acquisition costs                      --        (1,059,000)               --
  Proceeds from issuance of stock, net                    251,000             6,000        25,246,000
  Proceeds from payments received on stock
    subscription note                                     500,000                --           500,000
  Proceeds from capital lease financings                  890,000           295,000         2,584,000
  Principal payments on capital lease financings         (502,000)         (251,000)       (1,362,000)
                                                     ------------      ------------      ------------
    Cash provided by financing activities               3,039,000         7,049,000        53,525,000
                                                     ------------      ------------      ------------

Net increase (decrease) in cash and cash
  equivalents                                         (13,471,000)           28,000         6,202,000
Cash and cash equivalents, beginning of period         19,673,000            22,000                --

                                                     ------------      ------------      ------------
Cash and cash equivalents, end of period             $  6,202,000      $     50,000      $  6,202,000
                                                     ============      ============      ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                 PROGENITOR, INC. (A DEVELOPMENT STAGE COMPANY)

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

     The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has incurred losses from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in collaborative or license agreements, if any, and expand administrative capabilities. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents will be sufficient to meet its funding requirements until approximately March 1999. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that its existing cash balances will be sufficient to meet its funding requirements for its primary research programs for approximately the next nine months, the Company may be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs in the future or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or to obtain other funding. There can be no assurance that any such corporate collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. In addition, there can be no assurance that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate.

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

     The Company will need to raise substantial additional capital to fund operations beyond March 1999. The Company is currently seeking additional funding through public or private equity or debt financing and collaborative arrangements. There can be no assurance that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. In addition, in the event that additional funds are obtained through collaborative or license arrangements, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. There can be no assurance that the Company will be able to successfully consummate a debt or equity financing.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be material.

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

3.   Net Loss per Share

     Effective December 31, 1997, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and, accordingly, all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Stock options to purchase 2,498,965 and 736,489 shares of common stock at prices ranging from $0.20 to $1.875 and from $.20 to $5.50 were outstanding at June 30, 1998 and 1997, respectively, and were not included in the calculation of earnings per share as their effect was anti-dilutive. Additionally, at June 30, 1997, 2,369,496 shares of convertible preferred stock, representing 3,074,767 shares of common stock on an as-converted basis, were excluded from the calculation of earnings per share as their effect was anti-dilutive.

4.   Stock Subscription Promissory Note Receivable

     In December 1997, Amgen Inc. paid $500,000 of the outstanding balance of its stock subscription promissory note receivable by the Company, in accordance with the terms of the note. The remainder of the note is scheduled to be repaid in December 1998.

5.   Long Term Financing Arrangements

     On May 13, 1998, the Company entered into two agreements with Transamerica Business Credit ("Transamerica"). The first agreement relates to an equipment lease line of $1.2 million, through which the Company has received $890,000 in a sale-leaseback transaction. Under the second agreement, the Company received $1.9 million, representing the total future license fees due under an agreement which called for license fees to be received over six years. The Company has pledged these guaranteed receipts as collateral for the loan along with certain other personal and intellectual property. The note carries an interest rate of 14.75% per year. In conjunction with the agreement, the Company issued Transamerica warrants to purchase 108,571 shares of common stock at a strike price of $1.75 per share. The warrants had a fair value of approximately $1.38 per warrant at the time of issuance. The fair value has been reflected in the financial statements as a discount to the debt and will be accreted and recorded as interest expense over the life of the note. The warrants expire on May 13, 2005.

6.   Revenue

     Revenue in the three and nine month periods ended June 30, 1998 included $19,000 in royalties under a licensing agreement with SmithKline Beecham Clinical Laboratories. The Company recognizes revenue under the agreement when earned. Also included in revenue in the three and nine month periods is $86,000 and $346,000, respectively, of grant revenue under the Company's ATP grant, which expired in May 1998.

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

     The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties relating to the technological approaches of the Company; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of additional funding; dependence on collaborators and licensees; intense competition and rapid technological change; uncertainty of patents and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; control of the Company by, and potential conflicts of interest with, Interneuron Pharmaceuticals, Inc. ("Interneuron"); uncertainty of health care reform measures and third-party reimbursement; risk of product liability; no assurance of an active trading market and potential volatility of trading prices; possible delisting from the Nasdaq National Market and market illiquidity; redemption of warrants; current prospectus required to exercise the warrants; anti-takeover considerations; hazardous and radioactive materials and environmental matters; and the absence of dividends. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. These and other risks and uncertainties related to the Company's business are described in detail in the Company's Form 10-K for the fiscal year ended September 30, 1997 under the caption "Factors That May Affect Future Financial Results."

OVERVIEW

     A development stage company, Progenitor was incorporated in February 1992 and commenced operations in May 1992. Progenitor has devoted substantially all of its resources since inception to research and development programs. To date, all of Progenitor's revenues have resulted from payments from collaborators and licensees and a grant from the U.S. Department of Commerce's National Institute of Standards and Technology Advanced Technology Program ("ATP") that was awarded to Progenitor in November 1994. Royalties, payments from collaborators, license fees, payments under governmental grants and investment income, in each case, if any, are expected to be the only sources of revenue for the foreseeable future. Certain payments under collaborative and license arrangements are contingent upon the Company meeting certain milestones. Payments under collaborative or licensing arrangements, if any, will be subject to significant fluctuation in both timing and amount, and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period. The Company has not yet received any significant royalties or other revenues from the sale of products or services and does not expect to receive significant revenues from sales of products for the next several years, if at all. As of June 30, 1998, Progenitor had total stockholders' equity of $6.3 million, including an accumulated deficit of $73.3 million.

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

RESULTS OF OPERATIONS

     The Company recognized ATP grant revenue of $86,000 and $346,000 in the three and nine month periods ended June 30, 1998 respectively. In the comparable periods of the prior year total revenue was $232,000 and $1,091,000, respectively. Other than a $500,000 milestone payment from Chiron in the nine month period ended June 30, 1997, revenues in the 1997 periods were derived from the ATP grant. The Company's ATP grant expired in May 1998. Revenue in the three and nine month periods of 1998 also included $19,000 in royalties under a licensing agreement with SmithKline Beecham Clinical Laboratories.

     Research and development ("R&D") expenses increased 161% to $3.0 million in the quarter ended June 30, 1998 from $1.1 million in the quarter ended June 30 1997. R&D expenses increased 158% to $8.5 million in the nine month period ended June 30, 1998 from $3.3 million in the comparable period in the prior year. The increase is primarily the result of increased staffing and research activity due to the acquisition of Mercator Genetics, Inc. ("Mercator"). The Company expects R&D expenses in the remainder of fiscal 1998 to continue to exceed 1997 levels as a result of the Mercator acquisition. Further increases in R&D expenses in future periods based on the expansion or proliferation of research programs will depend on the availability of capital.

     General and administrative ("G&A") expenses increased 77% to $828,000 in the quarter ended June 30, 1998 from $469,000 in the quarter ended June 30, 1997. G&A expenses increased 64% to $2.8 million in the nine month period ended June 30, 1998 from $1.7 million in the comparable period in the prior year. The increase is due to higher headcount resulting from the Mercator acquisition, as well as incremental corporate expenses incurred as a result of operating as a publicly held company. The Company expects G&A expenses to continue to increase in the future, depending on the level of R&D spending.

     Related party interest expense of $249,000 and $514,000 in the three and nine month periods ended June 30 1997, respectively, arose from a promissory note owed Interneuron until the Company's initial public offering (the "Offering") in August 1997. Other interest expense increased to $98,000 and $192,000 in the three and nine month periods ended June 30, 1998, respectively, from $17,000 and $39,000 in the comparable three and nine month periods, respectively, in the prior year, due to the Company's assumption of Mercator's capital lease obligations, and, to a lesser extent, the new long term financing obligations entered into with Transamerica in May 1998 (see note 5 in Notes to Condensed Consolidated Financial Statements in Part I, Item 1). During the three and nine month periods ended June 30, 1998 the Company recorded $139,000 and $540,000, respectively, of interest and other income primarily from interest earned on cash balances.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $9.2 million, a decrease of $10.5 million from September 30, 1997. The Company used $12.1 million of cash to fund operating activities, and purchased property and equipment of $1.4 million. The Company received proceeds of $2.8 million from long term debt and capital lease financings from Transamerica. Accounts payable and accrued liabilities decreased $2.9 million in the nine month period ended June 30, 1998, resulting from the payment of liabilities outstanding at the end of the 1997 fiscal year relating to the Mercator acquisition and the Offering, both of which were completed in the fourth quarter of fiscal 1997.

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue research and development, conduct preclinical studies and clinical trials, conduct activities relating to commercialization of rights it has retained in collaborative or license agreements, if any, and expand administrative capabilities. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents will be sufficient to meet its funding requirements until approximately March 1999. In order to achieve this result, however, the Company will need to closely manage the rate of expenditures for all of its research programs. Although the Company anticipates that its existing cash balances will be sufficient to meet its funding requirements for its primary research programs for approximately the next nine months, the Company may be required to curtail the expansion of, or to reduce the level of expenditures for, certain of its other research programs in the future or to seek corporate collaborations with respect to such programs at an earlier stage than would be required if the Company had greater financial resources or to obtain other funding. There can be no assurance that any such corporate collaboration will be obtained on terms favorable to the Company or at all or that any such funding will be available on terms favorable to the Company or at all. In addition, there can be no assurance that the Company's assumptions regarding its future levels of expenditures and operating losses will prove accurate.

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

     The Company will need to raise substantial additional capital to fund operations beyond March 1999. The Company is currently seeking additional funding through public or private equity or debt financing and collaborative arrangements. There can be no assurance that additional financing will be available when needed, or that, if available, such financing will be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. In addition, in the event that additional funds are obtained through collaborative or license arrangements, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. There can be no assurance that the Company will be able to successfully consummate a debt or equity financing.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is currently engaged in a two-phase process to evaluate its internal status with respect to the Year 2000 issue. In the first phase, which the Company expects to complete in the first quarter of fiscal 1999, the Company is conducting an evaluation of its systems, including both information technology ("IT") systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance. The Company has completed a significant portion of this phase to date, and systems that have been evaluated are either Year 2000 compliant or are expected to be made compliant at an immaterial cost to the Company. Although the Company does not expect that the impact of the Year 2000 issue will be material in systems still under evaluation, there can be no assurance that the Company will not discover Year 2000 issues in the course of its evaluation process that would have a material adverse effect on the business, financial condition or results of operations of the Company.

    Phase two of the process, which is expected to be completed during the fourth quarter of fiscal 1999, will involve taking any needed corrective action to bring systems into compliance and to develop a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

    To date, the costs incurred by the Company with respect to this process have not been material. Future costs will remain difficult to estimate until the completion of phase one; however, the Company does not currently anticipate that such costs will be material.

    Concurrently with the two-phase analysis of its internal systems, the Company has begun to survey third-party entities with which the Company transacts business, including critical vendors and financial institutions, for Year 2000 compliance. The Company expects to complete this survey in the second quarter of fiscal 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the business, financial condition or results of operations of the Company, and there can be no assurance that the impact, if any, will not be material.

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

     (5) Securities Sold. A total of 2,875,000 Units were sold pursuant to the Offering. This consisted of 2,750,000 Units sold on August 12, 1997 upon the initial closing of the Offering, and 125,000 Units sold on September 10, 1997 pursuant to the partial exercise, at the request of Lehman Brothers Inc. as managing underwriter, of the over-allotment option granted to the Underwriters. None of the Warrants had been exercised as of August 14, 1998, and consequently no Warrant Shares had been sold. The Company intends to maintain the effectiveness of the Registration Statement to the extent required by the terms of the Warrants with respect to the 2,875,000 Warrant Shares issuable upon exercise of the Warrants actually sold.

     (6) Aggregate Gross Proceeds, Expenses and Aggregate Net Proceeds. The sale of the 2,875,000 Units generated aggregate gross proceeds of $20,125,000, consisting of $15,453,125 from the sale of the Unit Shares (at a price of $5.375 per share) and $4,671,875 from the sale of the Warrants (at a price of $1.625 per Warrant). The aggregate net proceeds to the Company from the sale of the 2,875,000 Units were approximately $17,200,000, after deducting underwriting discounts and commissions of approximately $1,200,000 and estimated expenses of the Offering of approximately $1,700,000 payable by the Company. The Company also received $4,500,000 in cash and a $1,000,000 promissory note from the sale of the Amgen Shares ($500,000 of which was paid by Amgen in December 1997), and approximately $67,000 in cash from the sale of 25,000 shares of Common Stock to The Ohio University Foundation, pursuant to a stock purchase right.

     (7) Use of Proceeds. Through June 30, 1998, the Company used $9,529,000 of the net proceeds of the Offering, together with the cash proceeds received from the sale of the

Amgen Shares and the sale of 25,000 shares of Common Stock to The Ohio University Foundation, for research and development, and $3,053,000 of such proceeds for administration. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $579,000 to pay expenses relating to employee benefit and retention plans relating to the Acquisition; (ii) approximately $2,776,000 legal, accounting and other costs incurred in the Acquisition and related Form S-4 registration statement; (iii) approximately $372,000 to facilitate employee relocation to Mercator's facility in California;
(iv) approximately $389,000 for other costs such as benefit costs, the consolidation of operations, the elimination of duplicate systems and facilities, and other integration costs; and (v) approximately $1,448,000 for purchases of property and equipment. The Company anticipates using the balance of such net proceeds primarily for research and development, and also for the expansion or upgrade of facilities for the acquisition of equipment and for working capital and other general corporate purposes. The Company also may use such proceeds for other purposes, including the acquisition of technology rights, products, equipment, businesses or assets of other companies. At June 30, 1998, the Company had approximately $4,852,000 of such proceeds remaining, held in cash and cash equivalents.

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

ITEM 5. OTHER MATTERS

     Any stockholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and Rule 14a-5 if notice thereof is received by the Company after December 19, 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT INDEX

          Exhibit No.         Description
          -----------         -----------
             4.7        Stock Subscription Warrant issued to Transamerica
                        Business Credit Corporation, dated May 13, 1998

            10.45 Master Lease Agreement, dated as of May 1, 1998, by and between the Company and Transamerica Business
                        Credit Corporation.

            10.46 Security Agreement, dated as of May 4, 1998, by and between the Company and Transamerica Business Credit
                        Corporation.

            10.47 Sale and Leaseback Agreement, dated as of May 6, 1998, by and between the Company and Transamerica Business
                        Credit Corporation.

            27.1        Financial Data Schedule


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PROGENITOR, INC.

August 14, 1998                            /s/ Mark N.K. Bagnall
---------------                            ---------------------------
      Date                                 Mark N.K. Bagnall
                                           Vice President, Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------
 4.7        Stock Subscription Warrant issued to Transamerica
            Business Credit Corporation, dated May 13, 1998.

10.45 Master Lease Agreement, dated as of May 1, 1998, by and between the Company and Transamerica Business
            Credit Corporation.

10.46 Security Agreement, dated as of May 4, 1998, by and between the Company and Transamerica Business Credit
            Corporation.

10.47 Sale and Leaseback Agreement, dated as of May 6, 1998, by and between the Company and Transamerica Business
            Credit Corporation.

27.1        Financial Data Schedule.